Form 10-Q
period 2026-06-30
Securitize Corp.
filed 2026-08-13
CIK 2094496

_____________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-43379
_____________________________________________________________________________________________
SECURITIZE CORP.
(Exact name of registrant as specified in its charter)

Delaware	41-2455527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 SW 7th Street, Suite 500
Miami, FL 33130
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (646) 918-5012
Securitize Holdings, Inc.
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SECZ	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 13, 2026, a total of 163,265,685 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.
__________________________________________________________________________________________________________________________________________________________________________________________

EXPLANATORY NOTE
Unless otherwise stated or unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “PubCo,” the “Company,” “we,” “us,” and “our” refer to Securitize Holdings, Inc., a Delaware corporation, with respect to periods prior to the consummation of the Business Combination described below, and to Securitize Corp. (f/k/a Securitize Holdings, Inc.), which is the same Delaware corporation following its renaming on the Closing Date, with respect to periods following such consummation. References to “Old Securitize” refer to Securitize I, Inc. (f/k/a Securitize, Inc.), a Delaware corporation, which was PubCo’s sole stockholder prior to the Business Combination and which became a wholly owned subsidiary of the Company upon the consummation of the Business Combination. PubCo and Old Securitize are, and at all times have been, separate legal entities.
PubCo was incorporated in Delaware on October 17, 2025 as a wholly owned holding company of Old Securitize and was formed for the purpose of facilitating future corporate structuring and financing transactions, including a business combination transaction (the “Business Combination”) among PubCo, Old Securitize, Cantor Equity Partners II, Inc., a Cayman Islands exempted company and special purpose acquisition company (“CEPT”), and certain merger subsidiaries, pursuant to that certain Business Combination Agreement, dated as of October 27, 2025 (the “Merger Agreement”), by and among PubCo, Old Securitize, CEPT, Pinecrest Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of PubCo (designated “SPAC Merger Sub” in the Merger Agreement and referred to herein as “CEPT Merger Sub”), and Senna Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CEPT (designated “Company Merger Sub” in the Merger Agreement and referred to herein as “Securitize Merger Sub”). As of June 30, 2026, PubCo was a wholly owned subsidiary of Old Securitize and had not commenced operations.
The Business Combination was consummated on July 1, 2026 (the “Closing Date”), following approval by CEPT’s shareholders at a special meeting held on June 29, 2026, through (i) the merger of CEPT with and into CEPT Merger Sub, with CEPT Merger Sub surviving as a wholly owned subsidiary of PubCo, and (ii) the merger of Securitize Merger Sub with and into Old Securitize, with Old Securitize surviving as a wholly owned subsidiary of PubCo. On the Closing Date, PubCo changed its name to “Securitize Corp.”
This Quarterly Report on Form 10-Q is being filed with respect to the quarterly period ended June 30, 2026, which was before the consummation of the Business Combination. Accordingly, the disclosures herein, including the financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe the financial condition and nominal capitalization of PubCo prior to the completion of the Business Combination. As of June 30, 2026, and prior to the completion of the Business Combination, PubCo had no operations other than those incidental to its formation and matters contemplated by the Merger Agreement, and only nominal capitalization.
Concurrently with the filing of this Quarterly Report on Form 10-Q, the Company will file Amendment No. 1 to its Current Report on Form 8-K, initially filed with the SEC on July 8, 2026 (the “Form 8-K/A”). The Form 8-K/A will include (i) the unaudited condensed consolidated financial statements of Old Securitize as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025, and the related notes; (ii) Management’s Discussion and Analysis of Financial Condition and Results of Operations of Old Securitize for the three and six months ended June 30, 2026; (iii) the unaudited condensed financial statements of CEPT as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025, and the related notes; and (iv) the unaudited pro forma condensed combined financial information of the Company as of June 30, 2026 and for the six months ended June 30, 2026 and the year ended December 31, 2025. Interested parties should refer to the Form 8-K/A for more information.
For information regarding the combined company following the Business Combination, including the business, management, security ownership and other matters of Securitize Corp., interested parties should refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 8, 2026 (the “Super 8-K”).

Separate statements of operations and cash flows have not been presented in the financial statements because the Company has not commenced operations and there were no activities in the Company during the six months ended June 30, 2026 other than those incidental to its formation and the matters contemplated by the Merger Agreement.
3

SECURITIZE CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
SECURITIZE HOLDINGS, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Petty cash	$1	$1
TOTAL ASSETS	$1	$1

LIABILITIES AND STOCKHOLDER’S EQUITY
TOTAL LIABILITIES	—	—

Commitments and contingencies (Note 4)

STOCKHOLDER'S EQUITY
Common stock, $0.0001 par value; 10,000 shares authorized, issued and outstanding	1	1
Total stockholder’s equity	1	1
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1	$1

The accompanying notes are an integral part of the unaudited condensed financial statements.

SECURITIZE HOLDINGS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(unaudited)

	Common Stock		Total Stockholder's Equity
	Shares	Amount

Balance at December 31, 2025	10,000	$1	$1
Issuance of common stock	—	—	—
Net loss	—	—	—
Balance at March 31, 2026	10,000	$1	$1
Issuance of common stock	—	—	—
Net loss	—	—	—
Balance at June 30, 2026	10,000	$1	$1

The accompanying notes are an integral part of the unaudited condensed financial statements.

SECURITIZE HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Nature of Business
Nature of Business and Operations
Securitize Holdings, Inc. (the “Company”) was incorporated in Delaware on October 17, 2025, as a wholly owned holding company of Securitize I, Inc. (f/k/a Securitize, Inc.) (“Old Securitize”). The Company was formed for the purpose of facilitating future corporate structuring and financing transactions. As of June 30, 2026, the Company had no operations other than its formation, the issuance of 10,000 shares of common stock to Old Securitize for total cash consideration of $1, and matters incidental to the Business Combination described below.
Business Combination
Consistent with its purpose of facilitating future corporate structuring and financing transactions, on October 27, 2025, the Company, Old Securitize, Cantor Equity Partners II, Inc. (“CEPT”), a special purpose acquisition company, and certain merger subsidiaries entered into a Business Combination Agreement (the “Business Combination Agreement” or the “Merger Agreement”) to effect a business combination between CEPT and Old Securitize (the “Business Combination”).
The Business Combination was structured to be completed through a series of transactions, including (i) the merger of CEPT with and into Pinecrest Merger Sub, a wholly owned subsidiary of the Company (“CEPT Merger Sub”), with CEPT Merger Sub surviving as a wholly owned subsidiary of the Company, and (ii) a subsequent merger of Senna Merger Sub, Inc., a wholly owned subsidiary of CEPT (“Securitize Merger Sub”), with and into Old Securitize, with Old Securitize continuing as the surviving entity and becoming a wholly owned subsidiary of the Company. Upon completion of these transactions, the Company would become the publicly traded parent company of Old Securitize.
In connection with the Business Combination, certain investors agreed to subscribe for shares of common stock in a private placement (the “PIPE Investment”), subject to the terms and conditions of the applicable subscription agreements, dated as of October 27, 2025. The PIPE Investment was funded on the Closing Date, at which time the subscribers purchased an aggregate of 19,782,000 CEPT Class A ordinary shares (the “PIPE Shares”), which were subsequently exchanged for shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $10.00 per share, for an aggregate purchase price of approximately $197.8 million. See Note 5 — Subsequent Events.
As of June 30, 2026, CEPT’s shareholders had approved the Business Combination at a special meeting held on June 29, 2026, and the consummation of the Business Combination remained subject to the satisfaction or waiver of the remaining customary closing conditions. The Business Combination was subsequently consummated on July 1, 2026. See Note 5 – Subsequent Events for a discussion of the consummation of the Business Combination.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements (the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC applicable to interim financial information. In the opinion of management, the financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position as of the dates presented, and the results of any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Separate statements of operations and cash flows have not been presented in the financial statements because the Company has not commenced operations and there were no activities in the Company during the six months ended June 30, 2026 other than those incidental to its formation and the matters contemplated by the Merger Agreement.
Judgments and Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.
Petty Cash
Petty cash consists of cash on hand. The Company does not maintain a bank account.
Organizational and Offering Costs
Any organizational costs related to the incorporation of the Company have been paid by Old Securitize on behalf of the Company and recorded as an expense of Old Securitize.
Organizational costs, including legal fees, registration fees, and other costs related to the formation of the Company, will be expensed as incurred in accordance with applicable accounting standards. Offering costs, such as legal, accounting, and printing fees directly associated with the issuance of equity or debt securities, will be deferred and offset against the proceeds of the related offering.
Related Party Transactions
Old Securitize is the sole owner of the Company. Any organizational costs incurred in connection with the formation of the Company have been and will continue to be paid by Old Securitize on behalf of the Company, if applicable. Accordingly, such payments, if made, would represent related party transactions.
3. Stockholder’s Equity
The Company was incorporated on October 17, 2025 (inception) and issued 10,000 shares of common stock with a par value of $0.0001 per share to Old Securitize for total cash consideration of $1. As of June 30, 2026, the Company had no operations other than its formation and capitalization. There were no changes in the Company’s common stock during the six months ended June 30, 2026.
On July 1, 2026, in connection with the consummation of the Business Combination, the Company amended and restated its certificate of incorporation. See Note 5 – Subsequent Events.
4. Commitments and Contingencies
As of June 30, 2026, the Company did not have any long-term debt, capital lease obligations, operating lease obligations, or purchase obligations. Other than the Company’s obligations under the Merger Agreement and the related agreements entered into in connection with the Business Combination, the Company was not a party to any material commitments or contingencies as of June 30, 2026. In addition, pursuant to the subscription agreements governing the PIPE Investment, the Company agreed to file a registration statement registering the resale of the shares of Common Stock into which the PIPE Shares were converted within 30 calendar days after the Closing Date, and to use commercially reasonable efforts to have such registration statement declared effective. See Note 5 — Subsequent Events.
5. Subsequent Events
Management has evaluated subsequent events through August 13, 2026, which is the date the financial statements were available to be issued.
Consummation of the Business Combination. On July 1, 2026 (the “Closing Date”), the Company, CEPT, Old Securitize, CEPT Merger Sub and Securitize Merger Sub consummated the transactions contemplated by the Merger Agreement, following approval by CEPT’s shareholders at a special meeting held on June 29, 2026. Pursuant to the Merger Agreement, the Business Combination was effected through (i) the merger of CEPT with and into CEPT Merger Sub, with CEPT Merger Sub surviving as a wholly owned subsidiary of the Company, and (ii) the merger of Securitize Merger Sub with and into Old Securitize, with Old Securitize surviving as a wholly owned subsidiary of the Company. On the Closing Date, the Company changed its name from “Securitize Holdings, Inc.” to “Securitize Corp.”

Accounting for the Business Combination. The Business Combination has been accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under this method of accounting, CEPT did not meet the definition of a “business” under ASC 805, Business Combinations (“ASC 805”), and is treated as the “acquired” company for financial reporting purposes. Old Securitize was determined to be the accounting acquirer because existing Old Securitize stockholders, as a group, retained the largest portion of the voting rights in the combined entity, the executive officers of PubCo were appointed by Old Securitize, a majority of the board of directors of PubCo was appointed by Old Securitize, Old Securitize represents a significant majority of the operations of PubCo, and the operations of Old Securitize are the continued operations of PubCo. Accordingly, the Business Combination is treated as the equivalent of Old Securitize issuing stock for the net assets of CEPT, accompanied by a recapitalization, and the net assets of CEPT are stated at historical cost. As a result, the historical financial statements of Old Securitize will become the historical financial statements of the Company for periods prior to the Business Combination, and the financial statements of PubCo included in this Quarterly Report on Form 10-Q will not serve as the comparative basis for the Company’s financial statements in future periods.
Redemptions. In connection with the special meeting and the Business Combination, holders of 6,842,508 shares of CEPT Class A ordinary shares, or approximately 28.5% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.60 per share, for an aggregate redemption amount of approximately $72.5 million.
Merger Consideration. At the effective time of the Merger (the “Effective Time”), each CEPT Class A ordinary share and each CEPT Class B ordinary share was converted into and exchanged for one share of Common Stock. Immediately prior to the Effective Time, (i) each share of Old Securitize preferred stock issued and outstanding was automatically converted into one share of Old Securitize common stock, and (ii) each share of Old Securitize common stock was converted into and exchanged for approximately 4.4439 shares of Common Stock (the “Exchange Ratio”). Outstanding Old Securitize options, warrants, convertible promissory notes and simple agreements for future equity were treated as described in the Super 8-K. No fractional shares of Common Stock were issued; fractional shares were rounded down to the nearest whole share. In addition, the holders of Old Securitize common stock, equity awards and warrants are entitled to receive up to 6,250,000 additional shares of Common Stock (the “Earnout Shares”), issuable in three equal tranches if the volume-weighted average price of the Common Stock exceeds $15.00, $20.00 and $25.00, respectively, in each case for 20 out of any 30 consecutive trading days commencing 90 days after the Closing Date and ending on the fifth anniversary of the Closing Date. Separately, 1,800,000 of the 6,000,000 shares of Common Stock issued to Cantor EP Holdings II, LLC (the “Sponsor”) at the Closing (the “Sponsor Earnout Shares”) are issued and outstanding but remain subject to vesting, potential forfeiture and related transfer restrictions, and will vest in three equal tranches if the volume-weighted average price of the Common Stock exceeds $12.50, $15.00 and $17.50, respectively, over the same measurement periods. The Earnout Shares are not included in, and the Sponsor Earnout Shares are included in, the shares of Common Stock outstanding as of the Closing Date described below. The Earnout Shares and the Sponsor Earnout Shares are classified as liabilities measured at fair value, which will be remeasured at each reporting date with changes recognized in earnings.
PIPE Investment. On the Closing Date, a number of purchasers subscribed for and purchased an aggregate of 19,782,000 shares of CEPT Class A ordinary shares (subsequently exchanged for shares of Common Stock) at a purchase price of $10.00 per share, for an aggregate purchase price of approximately $197.8 million, pursuant to separate subscription agreements entered into concurrently with the Merger Agreement.
Capitalization Following the Business Combination. As of the Closing Date and following the completion of the Business Combination, the Company had outstanding 163,265,685 shares of Common Stock, which excludes (i) up to 6,250,000 Earnout Shares that may be issued upon the achievement of the applicable thresholds; (ii) 16,321,869 shares of Common Stock reserved for issuance pursuant to the Omnibus Incentive Plan and the Employee Stock Purchase Plan; (iii) 3,711,658 shares of Common Stock issuable upon exercise of the warrants assumed from Old Securitize, of which the first tranche of 927,916 such warrants has vested; and (iv) 3,681,510 shares of Common Stock issuable upon exercise of exchanged options and vesting of exchanged restricted stock units. The Company’s Common Stock was held of record by 152 holders as of the Closing Date.

Amended and Restated Charter Documents. On July 1, 2026, the Company’s amended and restated certificate of incorporation became effective upon filing with the Secretary of State of the State of Delaware, and the Company’s amended and restated bylaws became effective as of the Effective Time. The amended and restated certificate of incorporation authorizes the issuance of 300,000,000 shares, consisting of 290,000,000 shares of Common Stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.
Listing on the NYSE. In connection with the Business Combination, CEPT requested that The Nasdaq Stock Market LLC (“Nasdaq”) suspend trading of CEPT Class A ordinary shares effective July 2, 2026 and filed a Form 25 to delist such shares, and CEPT Class A ordinary shares ceased trading on Nasdaq effective July 2, 2026. On July 2, 2026, the Company’s Common Stock began trading on the New York Stock Exchange under the trading symbol “SECZ.”
Related Agreements. In connection with the Business Combination, on the Closing Date the Company entered into an amended and restated registration rights agreement (pursuant to which holders of approximately 126 million shares of Common Stock became entitled to certain registration rights), lock-up agreements with certain stockholders, and indemnification agreements with each of its directors and executive officers. The lock-up agreements restrict transfers of the covered shares until the date that is 180 days after the Closing Date, subject to early release of one-third of the covered shares if the volume-weighted average price of the Common Stock exceeds $15.00, $17.50 and $20.00, respectively, in each case for 20 out of any 30 consecutive trading days commencing 90 days after the Closing Date. Prior to the Closing, the Company adopted an Omnibus Incentive Plan and an Employee Stock Purchase Plan, each of which became effective upon the Closing, and the board of directors adopted a new Code of Business Conduct and Ethics. On the Closing Date, the Company, Old Securitize and J Digital 6 LLC also entered into a Warrant Assumption and Amendment Agreement in connection with the assumption of the Old Securitize warrants described above. Pursuant to a Sponsor Support Agreement entered into concurrently with the Merger Agreement, the Sponsor agreed to surrender, for no consideration, up to 30% of its CEPT Class B ordinary shares immediately prior to and conditioned upon the Closing, based on a formula taking into account the number of CEPT Class A ordinary shares redeemed and the gross proceeds of the PIPE Investment; no such shares were surrendered upon the Closing. The Sponsor Support Agreement also shortened the lock-up applicable to the shares of Common Stock issued to the Sponsor from one year to 180 days, with one-third of such shares subject to early release if the volume-weighted average price of the Common Stock exceeds $12.50, $15.00 and $17.50, respectively, over the same measurement periods described above. On July 8, 2026, the Company and the Sponsor entered into an addendum to the lock-up agreements clarifying that the transfer restrictions thereunder do not apply to shares of Common Stock received in exchange for CEPT Class A ordinary shares purchased in the open market or in the PIPE Investment prior to the Effective Time.
Change in Control. As a result of the completion of the Business Combination, a change in control of CEPT occurred, and the stockholders of CEPT as of immediately prior to the Closing held approximately 14.5% of the outstanding shares of Common Stock immediately following the Closing. A change in control of the Company also occurred, as the Company ceased to be a wholly owned subsidiary of Old Securitize and became a widely held public company.
Resale Registration Statement. On July 31, 2026, the Company filed a registration statement on Form S-1 registering the resale of 151,568,524 shares of Common Stock, in satisfaction of its obligations under the subscription agreements governing the PIPE Investment and the amended and restated registration rights agreement described above.
Other than as described above, management has determined that there were no other subsequent events that require recognition or disclosure in the financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless otherwise stated or unless the context otherwise requires, references in this section to “PubCo,” the “Company,” “we,” “us,” and “our” refer to Securitize Holdings, Inc., a Delaware corporation (renamed Securitize Corp. upon the consummation of the Business Combination). The following discussion and analysis should be read in conjunction with the unaudited financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including with respect to the effects of the Business Combination. These statements are based on the beliefs and assumptions of management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to: (1) the failure to realize the anticipated benefits of the Business Combination; (2) the failure to maintain the listing of the Company’s securities on the New York Stock Exchange; (3) costs related to the Business Combination and as a result of the Company becoming a public company; (4) changes in business, market, financial, political and regulatory conditions; (5) risks relating to the Company’s anticipated operations and business, including the highly volatile nature of the industry in which the Company operates; (6) risks related to increased competition in the industries in which the Company operates; (7) risks that the Company’s experiences difficulties managing growth and expand operations; (8) challenges in implementing the Company’s business plan, due to operational challenges, significant competition and regulation ; (9) the outcome of any potential legal proceedings that may be instituted against the Company; (10) our enablement of Tokenized SECZ (a natively tokenized version of our common stock) and any impact thereof on our common stock and (11) those factors discussed under the caption “Risk Factors” in the Company’s Registration Statement on the Form S-1 filed with the SEC on July 31, 2026 (the “Form S-1”). If any of these risks materialize or the Company’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. The forward-looking statements reflect the Company’s expectations as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these forward-looking statements except as required by law.
Overview
PubCo was incorporated in Delaware on October 17, 2025 as a wholly owned holding company of Old Securitize, and was formed for the purpose of facilitating future corporate structuring and financing transactions, including the Business Combination among PubCo, Old Securitize, CEPT, and certain merger subsidiaries pursuant to the Merger Agreement, dated as of October 27, 2025. As of June 30, 2026, PubCo was a wholly owned subsidiary of Old Securitize.
As of June 30, 2026, and prior to the completion of the Business Combination, PubCo had no operations other than those incidental to its formation and matters contemplated by the Merger Agreement, and only nominal capitalization.
Recent Developments
On June 29, 2026, CEPT’s shareholders approved the Business Combination at a special meeting. On July 1, 2026, the Business Combination was consummated, and PubCo changed its name to “Securitize Corp.” Upon the consummation of the Business Combination, Old Securitize became a wholly owned subsidiary of the Company, and the Company became the publicly traded parent company of the combined business. On July 2, 2026, the Company’s Common Stock began trading on the New York Stock Exchange under the trading symbol “SECZ.” In connection with the closing, the PIPE Investment was funded for aggregate gross proceeds of approximately $197.8 million, and holders of approximately 28.5% of the CEPT public shares exercised redemption rights. See Note 5 – Subsequent Events to the unaudited financial statements for additional information. The Business Combination has been accounted for as a reverse recapitalization, with Old Securitize determined to be the accounting acquirer and CEPT treated as the acquired company for financial reporting purposes; accordingly, the historical financial statements of Old Securitize will become the historical financial statements of the Company in future periods.
For information about the combined company following the Business Combination, including its business, management, executive compensation, security ownership and related party transactions, interested parties should refer to the Super 8-K, which was filed with the SEC on July 8, 2026, and the Proxy Statement/Prospectus. In

addition, concurrently with the filing of this Quarterly Report on Form 10-Q, the Company will file the Form 8-K/A, which will include the unaudited condensed consolidated financial statements of Old Securitize and the unaudited condensed financial statements of CEPT, in each case as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations of Old Securitize, and the unaudited pro forma condensed combined financial information of the Company as of June 30, 2026 and for the six months ended June 30, 2026 and the year ended December 31, 2025.
Results of Operations
From inception (October 17, 2025) to June 30, 2026, and prior to the Business Combination, PubCo had no operations and did not generate any revenue. PubCo did not recognize any material expenses during the three or six months ended June 30, 2026.
Liquidity and Capital Resources
As of June 30, 2026, and prior to the Business Combination, PubCo had $1 of total assets, no liabilities, and $1 of total stockholder’s equity. Any organizational costs incurred in connection with the formation of PubCo were to be paid by Old Securitize on behalf of PubCo. Following the Business Combination, the liquidity and capital resources of the Company reflect those of the combined business, including the net proceeds from the PIPE Investment and the funds remaining in CEPT’s trust account after redemptions. For information regarding the liquidity and capital resources of the combined business following the Business Combination, including the unaudited pro forma condensed combined financial information giving effect to the Business Combination, interested parties should refer to the Form 8-K/A.
Off-Balance Sheet Financing Arrangements
PubCo did not have any off-balance sheet arrangements as of June 30, 2026.
Contractual Obligations
As of June 30, 2026, PubCo did not have any long-term debt, capital lease obligations or operating lease obligations, other than its obligations under the Merger Agreement and related agreements.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. As of June 30, 2026, and prior to the completion of the Business Combination, PubCo had no operations and only nominal capitalization and, accordingly, had no critical accounting estimates.
Emerging Growth Company Status
The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with such standards. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. As a result, the Company’s financial statements may not be comparable to those of companies that comply with new or revised financial accounting standards as of public company effective dates. The Company is also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In designing and evaluating PubCo’s disclosure controls and procedures, PubCo’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of June 30, 2026, and prior to the completion of the Business Combination, PubCo had only nominal assets of $1, no operations and only nominal capitalization, and was a wholly owned subsidiary of Old Securitize. The evaluation described below covered PubCo only; because the Business Combination was consummated after the end of the period covered by this Quarterly Report on Form 10-Q, the internal control over financial reporting of Old Securitize was not within the scope of that evaluation. PubCo’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of PubCo’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, PubCo’s principal executive officer and principal financial officer concluded that PubCo’s disclosure controls and procedures were effective as of June 30, 2026.

In connection with the Business Combination, Old Securitize’s management identified several material weaknesses in Old Securitize’s internal control over financial reporting, which Old Securitize is working to remediate. Because the Company’s disclosure controls and procedures and internal control over financial reporting will, for periods following the Closing Date, encompass the operations of Old Securitize, these material weaknesses are expected to be relevant to the Company’s assessments in future periods. For more information, see the section of the Form S-1 entitled “Risk Factors — If we fail to implement and maintain effective internal control over financial reporting, as well as required disclosure controls and procedures, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.” Management’s report on internal control over financial reporting is not required until the Company’s second annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As described elsewhere in this report and in the Proxy Statement/Prospectus, the consummation of the Business Combination on July 1, 2026 is expected to result in changes to the Company’s internal control over financial reporting in subsequent periods.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings. As of June 30, 2026, PubCo was not a party to any litigation or legal proceedings. Following the consummation of the Business Combination, the Company’s subsidiaries include Old Securitize, and information regarding legal proceedings is set forth in the section of the Proxy Statement/Prospectus entitled “Legal Proceedings” and in the legal claims section of Note 17 (Commitments and Contingencies) to the financial statements included in Exhibit 99.1 of the Company's Current Report on Form 8-K/A filed concurrently herewith on August 13, 2026. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors.

The Company is subject to those risk factors set forth under the section “Risk Factors” in the Company’s Registration Statement on Form S-1. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, may also materially and adversely affect the Company’s business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No unregistered sales of equity securities occurred during the period covered by this Quarterly Report on Form 10-Q. On the Closing Date, which occurred after the end of the period covered by this report, the shares subscribed for in the PIPE Investment were issued and sold by CEPT to the subscribers and were thereafter converted into shares of Common Stock in connection with the Merger. See Note 5 — Subsequent Events to the unaudited financial statements. The securities issued in connection with the subscription agreements were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit No.	Description
†2.1**
Business Combination Agreement, dated as of October 27, 2025, by and among Cantor Equity Partners II, Inc., Securitize, Inc., Securitize Holdings, Inc., Company Merger Sub and SPAC Merger Sub (included as Exhibit 2.1 to the joint proxy statement/prospectus which is part of the Registration Statement on Form S-4 (File No. 333-293022) filed January 28, 2026, and incorporated herein by reference)

3.1**	Amended and Restated Certificate of Incorporation of Securitize Corp. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2026).
3.2**	Amended and Restated Bylaws of Securitize Corp. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed July 8, 2026).
4.1**
Warrant Assumption and Amendment Agreement, dated as of July 1, 2026, by and among Securitize I, Inc., Securitize Corp. and J Digital 6 LLC (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-297848) filed July 31, 2026).

10.1**
Amended and Restated Registration Rights Agreement, dated as of July 1, 2026, by and among Securitize Holdings, Inc. and the parties thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-297848) filed July 31, 2026).

10.2**
Form of Lock-Up Agreement (incorporated herein by reference to Annex G to the joint proxy statement/prospectus which is part of the Registrant’s Registration Statement on Form S-4 (File No. 333-293022) filed on January 28, 2026).

10.3**	Securitize Corp. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-293022) filed May 20, 2026).
10.4**	Securitize Corp. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-293022) filed May 20, 2026).
10.5**
Form of Subscription Agreement, by and among Cantor Equity Partners II, Inc., Securitize, Inc., Securitize Holdings, Inc. and the parties thereto (incorporated herein by reference to Exhibit 10.2 to the joint proxy statement/prospectus which is part of the Registration Statement on Form S-4 (File No. 333-293022) filed January 28, 2026).

10.6**	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-293022) filed April 13, 2026).
10.7**
Sponsor Support Agreement, dated as of October 27, 2025, by and among Cantor Equity Partners II, Inc., Securitize Holdings, Inc., Securitize, Inc. and Cantor EP Holdings II, LLC (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-293022) filed January 28, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Previously filed.
*** Furnished herewith.

† Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a copy of any omitted schedules to the SEC upon request.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITIZE CORP.

Date: August 13, 2026	By:	/s/ Carlos Domingo
Carlos Domingo
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Francisco Flores
Francisco Flores
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)