Form 10-Q
period 2026-09-30
Securitize Corp.
filed 2026-11-13
CIK 2094496

____________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q
_______________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Registrant’s telephone number, including area code: (646) 918-5012
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SECZ	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2026, a total of 163,536,181 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.
________________________________________________________________________________________________________________________________________________________________________

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SECURITIZE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (including $522,681 and $0 held in a consolidated VIE at September 30, 2026 and December 31, 2025, respectively)	$298,870,517	$24,871,555
Digital assets from operations	353,563	2,023,098
Digital assets held for investment	1,028,241	—
Digital assets receivable	12,377,098	2,500,102
Customer escrow funds	14,312,351	44,293,388
Restricted tokenized assets	—	1,722,665
Investments (including $27,939,936 and $0 held in a consolidated VIE at September 30, 2026 and December 31, 2025, respectively)	45,275,932	12,962,918
Accounts receivable, net	14,381,006	5,321,337
Accounts receivable, related parties	459,793	594,435
Contract assets	6,292,359	12,289,139
Digital assets loan receivable	—	99,647
Digital assets loan receivable, related parties	—	290,356
Deferred offering costs	—	3,041,602
Prepaid expenses and other current assets (including $604,313 and $0 held in a consolidated VIE at September 30, 2026 and December 31, 2025, respectively)	10,869,195	2,396,986
Total current assets	404,220,055	112,407,228

Digital assets receivable, noncurrent	—	1,556,218
Contract assets, noncurrent	1,616,285	2,982,075
Notes receivable, related parties	8,497,356	5,183,987
Intangible assets, net	20,391,019	20,683,828
Goodwill	26,365,270	26,365,270
Other noncurrent assets	6,923,508	596,519
Total assets	$468,013,493	$169,775,125

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,609,912	$2,779,997
Interest payable	—	5,096,492
Accrued expenses and other current liabilities (including $185,826 and $0 held in a consolidated VIE at September 30, 2026 and December 31, 2025, respectively)	11,057,564	4,273,592
Deferred revenue	2,920,928	5,154,656
Customer escrow funds payable	14,309,945	44,187,723
Obligation to return collateral	—	1,722,665
Digital asset borrowings	—	101,109
Total current liabilities	29,898,349	63,316,234

Deferred revenue, noncurrent	1,454,943	1,348,701
Simple agreements for future equity	—	10,449,000
Convertible promissory notes payable, net	—	72,562,079

See notes to the unaudited condensed consolidated financial statements.

6

SECURITIZE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

Derivative liability	—	26,170,000
Option liability	—	11,390,000
Securitize earnout liability	73,321,088	—
Sponsor earnout liability	25,380,816	—
Deferred tax liability	381,206	263,634
Total liabilities	130,436,402	185,499,648

Commitments and contingencies (See Note 17)

Mezzanine equity:
J Digital 6 warrants	—	731,076
Series B-4 redeemable convertible preferred stock, 9,285,433 shares authorized, issued and outstanding (preference in liquidation of $45,132,272 at December 31, 2025)	—	42,348,900
Series B-3 redeemable convertible preferred stock, 5,421,603 shares authorized, issued and outstanding (preference in liquidation of $21,959,964 at December 31, 2025)	—	21,969,898
Series B-2 redeemable convertible preferred stock, 11,688,445 shares authorized, issued and outstanding (preference in liquidation of $19,103,384 at December 31, 2025)	—	24,387,798
Series B-1 redeemable convertible preferred stock, 12,804,713 shares authorized, issued and outstanding (preference in liquidation of $26,159,824 at December 31, 2025)	—	21,407,747
Series A redeemable convertible preferred stock, 13,329,212 shares authorized, issued and outstanding (preference in liquidation of $14,501,257 at December 31, 2025)	—	14,700,686
Redeemable noncontrolling interest	4,583,801	—
Total mezzanine equity	4,583,801	125,546,105

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 290,000,000 shares and 124,694,136 shares authorized at September 30, 2026 and December 31, 2025, respectively; 163,496,850 and 38,665,773 shares issued at September 30, 2026 and December 31, 2025, respectively; 163,496,850 and 37,999,182 shares outstanding at September 30, 2026 and December 31, 2025, respectively.	16,350	3,867
Class A common stock, $0.0001 par value; 0 shares and 22,664,121 shares authorized at September 30, 2026 and December 31, 2025, respectively; 0 shares and 1,305,488 shares issued at September 30, 2026 and December 31, 2025, respectively; 0 shares and 1,305,488 shares outstanding at September 30, 2026 and December 31, 2025, respectively.	—	131
Treasury stock, 0 at September 30, 2026; 666,591 shares at cost at December 31, 2025	—	(1,599,978)
Additional paid-in capital	593,182,460	24,733,808
Accumulated deficit	(261,271,259)	(165,502,838)
Accumulated other comprehensive income	1,065,739	1,094,382
Total stockholders' equity (deficit)	332,993,290	(141,270,628)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$468,013,493	$169,775,125

See notes to the unaudited condensed consolidated financial statements.

7

SECURITIZE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$18,610,270	$16,500,042	$52,524,581	$45,796,237

Operating costs and expenses:
Cost of revenue (exclusive of items shown below)	4,536,706	3,513,882	12,987,718	8,793,163
Selling, general & administrative	20,801,135	6,734,775	36,756,487	13,579,862
Compensation and benefits	16,457,551	4,433,132	36,106,032	24,438,206
Provision for expected credit losses	341,259	108,877	1,941,846	295,150
Loss on digital assets from operations, net	46,183	133,405	415,480	1,243,975
Total operating costs and expenses	42,182,833	14,924,072	88,207,563	48,350,357

Income (loss) from operations	(23,572,563)	1,575,970	(35,682,982)	(2,554,120)

Other income (expense):
Interest expense	—	(2,029,981)	(3,374,490)	(4,870,039)
Interest income	10,849	239,361	424,353	754,654
Dividend income	1,974,701	18,045	2,215,734	103,192
Loss on digital assets held for investment, net	(412,225)	—	(1,845,307)	—
Net (losses) from investments held by consolidated VIE	(746,827)	—	(746,827)	—
Other income (expense), net	399,568	(729,574)	2,135,365	(297,897)
Change in fair value of option liability	—	511,000	(29,176,000)	24,000
Change in fair value of simple agreements for future equity	—	755,000	(5,678,000)	306,000
Change in fair value of derivative liability	—	8,339,000	19,842,000	5,295,000
Loss on settlement of convertible instruments, net	(20,649,813)	—	(20,649,813)	—
Change in fair value of earnout liabilities	(23,223,354)	—	(23,223,354)	—
Total other income (expense), net	(42,647,103)	7,102,851	(60,076,339)	1,314,910

Net income (loss) from continuing operations before income taxes	(66,219,666)	8,678,821	(95,759,321)	(1,239,210)
Provision for income taxes	(44,090)	(81,138)	(126,289)	(243,413)
Net income (loss) from continuing operations	(66,263,756)	8,597,683	(95,885,610)	(1,482,623)

Net loss from discontinued operations	—	(4,511,799)	—	(5,702,653)

See notes to the unaudited condensed consolidated financial statements.

8

SECURITIZE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Net income (loss)	(66,263,756)	4,085,884	(95,885,610)	(7,185,276)
Net loss attributable to redeemable noncontrolling interest	(117,189)	—	(117,189)	—
Net income (loss) attributable to Securitize Corp.	$(66,146,567)	$4,085,884	$(95,768,421)	$(7,185,276)

Net income (loss) from continuing operations per share of common stock:
Basic	$(0.41)	$0.10	$(1.19)	$(0.08)
Diluted	$(0.41)	$(0.05)	$(1.19)	$(0.08)
Net loss from discontinued operations per share of Common stock:
Basic	$—	$(0.05)	$—	$(0.15)
Diluted	$—	$(0.04)	$—	$(0.15)
Net income (loss) per share of Common stock:
Basic	$(0.41)	$0.05	$(1.19)	$(0.23)
Diluted	$(0.41)	$(0.09)	$(1.19)	$(0.23)

Other comprehensive income (loss):
Foreign currency translation adjustment	(150,928)	99,690	(28,643)	432,977
Total other comprehensive income (loss), net	(150,928)	99,690	(28,643)	432,977

Comprehensive income (loss)	(66,414,684)	4,185,574	(95,914,253)	(6,752,299)
Comprehensive loss attributable to redeemable noncontrolling interest	(117,189)	—	(117,189)	—
Comprehensive income (loss) attributable to Securitize Corp.	$(66,297,495)	$4,185,574	$(95,797,064)	$(6,752,299)

See notes to the unaudited condensed consolidated financial statements.

9

SECURITIZE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

	J Digital 6 Warrants		Series Option Redeemable Convertible Preferred Stock		Series B-4 Redeemable Convertible Preferred Stock		Series B-3 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Total Redeemable Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2025	—	$731,076	—	$—	2,089,457	$42,348,900	1,219,998	$21,969,898	2,630,197	$24,387,798	2,881,387	$21,407,747	2,999,412	$14,700,686	11,820,451	$124,815,029
Conversion of stock	—	—	—	—	7,195,976	—	4,201,605	—	9,058,248	—	9,923,326	—	10,329,800	—	40,708,955	—
Balance at December 31, 2025, effect of reverse recapitalization	—	$731,076	—	$—	9,285,433	$42,348,900	5,421,603	$21,969,898	11,688,445	$24,387,798	12,804,713	$21,407,747	13,329,212	$14,700,686	52,529,406	$124,815,029
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation – common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation – J Digital 6 warrants	—	438,645	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options and vesting of RSUs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2026	—	$1,169,721	—	$—	9,285,433	$42,348,900	5,421,603	$21,969,898	11,688,445	$24,387,798	12,804,713	$21,407,747	13,329,212	$14,700,686	52,529,406	$124,815,029
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation – common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation – J Digital 6 warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options and vesting of RSUs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2026	—	$1,169,721	—	$—	9,285,433	$42,348,900	5,421,603	$21,969,898	11,688,445	$24,387,798	12,804,713	$21,407,747	13,329,212	$14,700,686	52,529,406	$124,815,029
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation – common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation – J Digital 6 warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options and vesting of RSUs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series Option redeemable convertible preferred stock upon exercise of the NHTV option	—	—	5,712,012	67,287,500	—	—	—	—	—	—	—	—	—	—	5,712,012	67,287,500
Conversion of redeemable convertible preferred stock into common stock	—	—	(5,712,012)	(67,287,500)	(9,285,433)	(42,348,900)	(5,421,603)	(21,969,898)	(11,688,445)	(24,387,798)	(12,804,713)	(21,407,747)	(13,329,212)	(14,700,686)	(58,241,418)	(192,102,529)
Conversion of convertible promissory notes and SAFEs into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Old Securitize common equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of warrants from mezzanine equity to additional paid-in capital	—	(1,169,721)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
See notes to the unaudited condensed consolidated financial statements.

SECURITIZE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

	Redeemable Noncontrolling Interest	Common Stock		Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
		Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2025	$—	8,700,776	$870	293,768	$29	150,000	$(1,599,978)	$24,736,907	$(165,502,838)	$1,094,382	$(141,270,628)
Conversion of stock	—	29,964,997	2,997	1,011,720	102	516,591	—	(3,099)	—	—	—
Balance at December 31, 2025, effect of reverse recapitalization	$—	38,665,773	$3,867	1,305,488	$131	666,591	$(1,599,978)	$24,733,808	$(165,502,838)	$1,094,382	$(141,270,628)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	49,886	49,886
Share-based compensation – common stock	—	—	—	—	—	—	—	397,943	—	—	397,943
Exercise of stock options and vesting of RSUs	—	—	—	201,772	20	—	—	81,945	—	—	81,965
Net loss	—	—	—	—	—	—	—	—	(7,932,652)	—	(7,932,652)
Balance at March 31, 2026	$—	38,665,773	$3,867	1,507,260	$151	666,591	$(1,599,978)	$25,213,696	$(173,435,490)	$1,144,268	$(148,673,486)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	72,399	72,399
Share-based compensation – common stock	—	—	—	—	—	—	—	537,186	—	—	537,186
Exercise of stock options and vesting of RSUs	—	—	—	2,088,887	209	—	—	767,715	—	—	767,924
Net loss	—	—	—	—	—	—	—	—	(21,689,202)	—	(21,689,202)
Balance at June 30, 2026	$—	38,665,773	$3,867	3,596,147	$360	666,591	$(1,599,978)	$26,518,597	$(195,124,692)	$1,216,667	$(168,985,179)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(150,928)	(150,928)
Share-based compensation – common stock	—	—	—	—	—	—	—	5,692,535	—	—	5,692,535
Share-based compensation – J Digital 6 warrants	—	—	—	—	—	—	—	6,425,382	—	—	6,425,382
Exercise of stock options and vesting of RSUs	—	231,165	23	—	—	—	—	81,353	—	—	81,376
Conversion of redeemable convertible preferred stock into common stock	—	58,241,418	5,824	—	—	—	—	192,096,705	—	—	192,102,529
Conversion of convertible promissory notes and SAFEs into common stock	—	19,909,518	1,991	—	—	—	—	117,444,480	—	—	117,446,471
Exchange of Old Securitize common equity	—	2,929,484	293	(3,596,147)	(360)	(666,591)	1,599,978	(1,599,911)	—	—	—
Reclassification of warrants from mezzanine equity to additional paid-in capital	—	—	—	—	—	—	—	1,169,721	—	—	1,169,721
Recapitalization of CEPT shares, net of redemptions and SPAC service provider fees	—	23,737,492	2,374	—	—	—	—	144,361,974	—	—	144,364,348
Issuance of common stock in the PIPE Investment	—	19,782,000	1,978	—	—	—	—	197,818,022	—	—	197,820,000
Equity issuance costs	—	—	—	—	—	—	—	(22,638,289)	—	—	(22,638,289)
Recognition of Securitize earnout liability	—	—	—	—	—	—	—	(54,508,280)	—	—	(54,508,280)
Recognition of Sponsor earnout liability	—	—	—	—	—	—	—	(19,679,829)	—	—	(19,679,829)
Contributions from redeemable noncontrolling interest holders	4,700,990	—	—	—	—	—	—	—	—	—	—
Net loss	(117,189)	—	—	—	—	—	—	—	(66,146,567)	—	(66,146,567)
Balance at September 30, 2026	$4,583,801	163,496,850	$16,350	—	$—	—	$—	$593,182,460	$(261,271,259)	$1,065,739	$332,993,290

See notes to the unaudited condensed consolidated financial statements.

SECURITIZE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

	J Digital 6 Warrants		Series option redeemable convertible preferred stock		Series B-4 Redeemable Convertible Preferred Stock		Series B-3 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Total Redeemable Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2024	—	$—	—	$—	1,667,734	$36,023,055	1,219,998	$21,969,898	2,630,197	$23,889,549	2,881,387	$21,380,220	2,999,412	$13,732,923	11,398,728	$116,995,645
Conversion of stock	—	—	—	—	5,743,585	—	4,201,605	—	9,058,248	—	9,923,326	—	10,329,800	—	39,256,564	—
Balance at December 31, 2024, effect of reverse recapitalization	—	$—	—	$—	7,411,319	$36,023,055	5,421,603	$21,969,898	11,688,445	$23,889,549	12,804,713	$21,380,220	13,329,212	$13,732,923	50,655,292	$116,995,645
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation – common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Deemed dividend to preferred stockholders	—	—	—	—	—	—	—	—	—	498,249	—	27,527	—	967,763	—	1,493,539
Exercise of stock options and vesting of RSUs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series B-4 redeemable convertible preferred stock	—	—	—	—	1,874,114	6,325,845	—	—	—	—	—	—	—	—	1,874,114	6,325,845
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	—	$—	—	$—	9,285,433	$42,348,900	5,421,603	$21,969,898	11,688,445	$24,387,798	12,804,713	$21,407,747	13,329,212	$14,700,686	52,529,406	$124,815,029
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation – common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options and vesting of RSUs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2025	—	$—	—	$—	9,285,433	$42,348,900	5,421,603	$21,969,898	11,688,445	$24,387,798	12,804,713	$21,407,747	13,329,212	$14,700,686	52,529,406	$124,815,029
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation – common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options and vesting of RSUs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2025	—	$—	—	$—	9,285,433	$42,348,900	5,421,603	$21,969,898	11,688,445	$24,387,798	12,804,713	$21,407,747	13,329,212	$14,700,686	52,529,406	$124,815,029

See notes to the unaudited condensed consolidated financial statements.

SECURITIZE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Class A Common Stock		Treasury Stock		Stockholder Notes	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2024	8,856,513	$886	—	$—	150,000	$(1,599,978)	$(3,423,744)	$20,609,887	$(117,048,113)	$466,980	$(100,994,082)
Conversion of stock	30,501,348	3,050	—	—	516,591	—	—	(3,050)	—	—	—
Balance at December 31, 2024, effect of reverse recapitalization	39,357,861	$3,936	—	$—	666,591	$(1,599,978)	$(3,423,744)	$20,606,837	$(117,048,113)	$466,980	$(100,994,082)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	73,228	73,228
Share-based compensation – common stock	—	—	—	—	—	—	—	7,431,004	—	—	7,431,004
Deemed dividend to preferred stockholders	—	—	—	—	—	—	—	(1,493,539)	—	—	(1,493,539)
Exercise of stock options and vesting of RSUs	276,253	28	7,879	1	—	—	—	2,991	—	—	3,020
Exchange of common stock for Series B-4 redeemable convertible preferred stock	(1,874,114)	(187)	—	—	—	—	—	(6,325,658)	—	—	(6,325,845)
Issuance of common stock associated with the Theorem business combination	905,773	91	—	—	—	—	—	(91)	—	—	—
Interest receivable associated with notes receivable from stockholder	—	—	—	—	—	—	(38,566)	—	—	—	(38,566)
Net loss	—	—	—	—	—	—	—	—	(5,124,857)	—	(5,124,857)
Balance at March 31, 2025	38,665,773	$3,868	7,879	$1	666,591	$(1,599,978)	$(3,462,310)	$20,221,544	$(122,172,970)	$540,208	$(106,469,637)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	260,059	260,059
Share-based compensation – common stock	—	—	—	—	—	—	—	1,246,979	—	—	1,246,979
Exercise of stock options and vesting of RSUs	—	—	142,570	14	—	—	—	43,871	—	—	43,885
Interest receivable associated with notes receivable from stockholder	—	—	—	—	—	—	(38,686)	—	—	—	(38,686)
Net loss	—	—	—	—	—	—	—	—	(6,146,303)	—	(6,146,303)
Balance at June 30, 2025	38,665,773	$3,868	150,449	$15	666,591	$(1,599,978)	$(3,500,996)	$21,512,394	$(128,319,273)	$800,267	$(111,103,703)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	99,690	99,690
Share-based compensation – common stock	—	—	—	—	—	—	—	265,204	—	—	265,204
Exercise of stock options and vesting of RSUs	—	—	6,013	1	—	—	—	42,865	—	—	42,866
Interest receivable associated with notes receivable from stockholder	—	—	—	—	—	—	(38,685)	—	—	—	(38,685)
Net income	—	—	—	—	—	—	—	—	4,085,884	—	4,085,884
Balance at September 30, 2025	38,665,773	$3,868	156,462	$16	666,591	$(1,599,978)	$(3,539,681)	$21,820,463	$(124,233,389)	$899,957	$(106,648,744)
See notes to the unaudited condensed consolidated financial statements.

SECURITIZE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(95,885,610)	$(7,185,276)
Net loss from discontinued operations	—	5,702,653
Net loss from continuing operations	(95,885,610)	(1,482,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,744,512	1,355,854
Provision for expected credit losses	1,941,846	295,150
Share-based compensation expense	14,782,132	8,943,186
Accretion of debt discount	2,386,766	2,441,024
Net losses (gains) from investments	(1,663,152)	(3,520)
Net losses (gains) from investments held by consolidated VIE	955,880	—
Loss on digital assets held for investment, net	1,845,307	—
Loss on digital assets from operations, net	415,480	1,243,975
Deferred tax provision	117,572	120,752
Loss on settlement of convertible instruments, net	20,649,813	—
Change in fair value of earnout liabilities	23,223,354	—
Transaction costs allocated to earnout liabilities	2,738,932	—
Change in fair value of simple agreement for future equity	5,678,000	(306,000)
Change in fair value of convertible note	—	—
Change in fair value of derivative liability	(19,842,000)	(5,295,000)
Change in fair value of option liability	29,176,000	(24,000)
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Digital assets from operations	(397,946)	(199,221)
Digital assets receivable	(9,542,325)	(6,427,276)
Customer escrow funds	29,981,037	(23,900,588)
Accounts receivable	(11,001,515)	(8,907,235)
Accounts receivable, related parties	134,642	(136,572)
Contract assets	7,362,570	(5,091,462)
Prepaid expenses and other current assets	(13,147,417)	(2,427,175)
Accounts payable	(1,165,740)	468,308
Accrued expenses and other current liabilities	9,503,825	1,489,272
Interest payable	1,017,822	1,992,725
Customer escrow funds payable	(29,877,778)	23,915,872
Deferred revenue	(2,127,486)	1,329,959
Cash used in operating activities from continuing operations	(30,995,479)	(10,604,595)
Cash used in operating activities from discontinued operations	—	(484,609)
Net cash flows used in operating activities	(30,995,479)	(11,089,204)

Cash flows from investing activities:
Purchases of investments in marketable securities	(9,901,257)	(1,214,677)
Proceeds from sales and redemptions of investments in marketable securities	1,151,827	1,123,347
Acquisition of a business, net of cash acquired	—	(21,090,525)
See notes to the unaudited condensed consolidated financial statements.

SECURITIZE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Proceeds from partial repayments of notes receivable, related parties	745,910	338,958
Originations of and disbursements for notes receivable, related parties	(2,795,910)	(831,540)
Purchases of investments held by consolidated variable interest entity	(31,785,271)	—
Proceeds from sales and redemptions of investments held by consolidated variable interest entity	2,578,914	—
Purchases of strategic equity investments	(1,125,000)	—
Purchases of tokenized securities and fund investments	—	(700,000)
Proceeds from redemptions of tokenized securities and fund investments	5,065,029	—
Purchases of equipment and other long-lived assets	(1,493,993)	(5,250)
Proceeds from digital assets held for investment and related activities	—	22,846,110
Purchases of digital assets held for investment and related activities	—	(1,772,127)
Net cash flows used in investing activities	(37,559,752)	(1,305,704)

Cash flows from financing activities:
Proceeds from Business Combination and PIPE Financing, net of redemptions and SPAC service provider fees	342,184,348	—
Payment of deferred offering costs	(25,233,767)	—
Proceeds from option prepayment liability	20,000,000	—
Proceeds from issuance of note payable, related party	—	945,343
Proceeds from convertible promissory notes payable, net of issuance costs	—	9,992,222
Proceeds from stock options exercised	931,265	89,771
Contributions from redeemable noncontrolling interest, net of redemptions	4,700,990	—
Repayment of notes payable, related party	—	(3,419,727)
Net cash flows provided by financing activities	342,582,836	7,607,609

Effect of exchange rate changes on cash	(28,643)	432,977
Net increase (decrease) in cash and cash equivalents	273,998,962	(4,354,322)
Cash and cash equivalents from continuing operations, beginning of period	24,871,555	21,788,225
Cash and cash equivalents from discontinued operations, beginning of period	—	175,233
Less: Cash and cash equivalents from discontinued operations, end of period	—	(230,099)
Cash and cash equivalents from continuing operations, end of period	$298,870,517	$17,379,037

Supplemental disclosure of cash flow information and non-cash transactions:
Income taxes paid	$198,467	$75,101
Cash paid for interest	$—	$200,158
Digital assets loan receivables originated	$—	$30,189,548
Digital assets loan receivables repaid	$390,003	$36,333,308
Digital assets received as collateral	$—	$34,505,581
Digital assets received as collateral returned	$1,351,493	$36,362,075
Digital assets borrowed	$—	$30,189,548
Digital assets borrowed repaid	$101,109	$36,333,308
Digital assets pledged as collateral	$—	$34,505,581
Digital assets pledged as collateral returned	$1,711,530	$36,362,075
Reclassification and exchange of restricted digital assets	$371,172	$208,667
Non-cash additions or transfers of digital asset investments	$2,321,010	$—
Non-cash investment asset participation in DeFi activities	$277,759	$—
Issuance of Series Option preferred stock on settlement of option liability and option prepayment liability	$67,287,501	$—
See notes to the unaudited condensed consolidated financial statements.

SECURITIZE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Conversion of redeemable convertible preferred stock into common stock	$192,102,529	$—
Conversion of convertible promissory notes, accrued interest and derivative into common stock	$87,391,159	$—
Conversion of simple agreements for future equity into common stock	$18,233,759	$—
Reclassification of J Digital 6 warrants from mezzanine equity to additional paid-in capital	$1,169,721	$—
Recognition of Securitize earnout liability	$54,508,280	$—
Recognition of Sponsor earnout liability	$19,679,829	$—
Deferred offering costs reclassified to additional paid-in capital	$22,638,289	$—
Investments purchased by consolidated VIE included in accrued liabilities	$173,950	$—
Series B-4 preferred stock issued in exchange of common stock	$—	$6,325,845
Reissuance of Series A, B-1 and B-2 preferred stock at fair value in secondary transaction	$—	$1,493,539
Retirement of common stock reacquired in exchange of preferred stock	$—	$6,325,845
Deemed dividend on reissuance of preferred stock at fair value in secondary transaction	$—	$1,493,539

See notes to the unaudited condensed consolidated financial statements.

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND NATURE OF BUSINESS

Nature of Business and Operations

Securitize Corp. (and its predecessor operations, Securitize I, Inc., formerly known as Securitize, Inc. (“Old Securitize”), collectively referred to as “Securitize”, the “Company” and “our”) operates a comprehensive platform for issuing, managing, and trading tokenized securities, including private market securities, tokenized funds and publicly traded equities using blockchain technology. The Company provides a compliance-driven infrastructure that enables the tokenization of securities, supporting functions such as dividends, distributions, share buy-backs, and investor servicing. The Company is headquartered in Miami, Florida, with operations in New York, Nevada, Spain, Israel, and Japan.

The platform offers issuer services, including securities issuance and management, end-to-end document handling, and investor communications, as well as investor services, such as accreditation, wallet management, an investor dashboard, and token distribution. Additionally, the Company operates a registered broker-dealer and alternative trading system (ATS), facilitating compliant trading of digital asset securities. On April 15, 2025, the Company completed the acquisition of MG Stover LLC, a fund administrator for digital asset funds, which expanded the Company’s fund administration services.

Securitize Corp. was originally incorporated in the State of Delaware on October 17, 2025 under the name Securitize Holdings, Inc. as a wholly owned subsidiary of Old Securitize, solely for the purpose of effecting the Business Combination described below. Prior to the closing of the Business Combination, Securitize Corp. had no operations other than its formation and capitalization. Accordingly, unless the context otherwise requires, references in these unaudited condensed consolidated financial statements to the Company for periods prior to July 1, 2026 are to Old Securitize and its subsidiaries, and for periods on and after July 1, 2026 are to Securitize Corp. and its subsidiaries.

On July 1, 2026, the Company consummated its business combination with Cantor Equity Partners II, Inc. (“CEPT”), a Cayman Islands exempted company and special purpose acquisition company, pursuant to the Business Combination Agreement, dated as of October 27, 2025 (the “Merger Agreement” and the transactions contemplated thereby, the “Business Combination”), whereby CEPT merged with and into Pinecrest Merger Sub, a direct, wholly owned subsidiary of Securitize Corp., with Pinecrest Merger Sub continuing as the surviving entity, and thereafter on the same date, Senna Merger Sub, Inc., a wholly owned subsidiary of CEPT and, following the foregoing merger, an indirect, wholly owned subsidiary of Securitize Corp., merged with and into Old Securitize, with Old Securitize continuing as the surviving corporation and as a wholly owned subsidiary of Securitize Corp. (together, the “Mergers”). Immediately prior to the Mergers, CEPT issued and sold Class A ordinary shares to certain investors in a private placement (the “PIPE Financing”). In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from Securitize Holdings, Inc. to Securitize Corp., and Old Securitize changed its name to Securitize I, Inc. The Business Combination was accounted for as a reverse recapitalization, with Old Securitize treated as the accounting acquirer. Refer to Note 2 and Note 3 for further discussion of the Business Combination.

The Company's common stock commenced trading on the New York Stock Exchange (“NYSE”) under the symbol “SECZ” on July 2, 2026.

The Company is subject to a number of risks, including dependence on key individuals, rapid technological changes, competition from larger companies and new entrants, the need for successful development and marketing of its products and services, evolving regulation of digital assets and digital asset securities, and the costs and demands associated with operating as a newly public company.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements include the financial results of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements of Old Securitize as of and for the years ended December 31, 2025 and 2024 included in the definitive proxy statement/prospectus filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on June 5, 2026 in connection with the Business Combination. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year or any other future period. There have been no changes to the Company’s significant accounting policies described in those audited consolidated financial statements that have had a material impact on the Company’s unaudited condensed consolidated financial statements and accompanying notes, except as described below.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income (loss), total assets or stockholders’ equity (deficit). Certain amounts (including totals) may not foot or crossfoot due to rounding. Certain percentages may not recalculate due to rounding.

The Business Combination was accounted for as a reverse recapitalization, with Old Securitize determined to be the accounting acquirer and CEPT treated as the acquired company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Old Securitize issuing shares for the net assets of CEPT, accompanied by a recapitalization. The net assets of CEPT were recorded at historical cost, with no goodwill or other intangible assets recorded. The Company’s consolidated financial statements following the Business Combination reflect the historical operations of Old Securitize. Reported shares and earnings per share prior to the Business Combination have been retroactively restated based on the exchange ratio of approximately 4.4439 (the “Exchange Ratio”) established in connection with the Business Combination. Refer to Note 3 for further details.

Investment Companies

Our Securitize Capital subsidiary (“SC”) is registered as an “investment adviser” with the SEC (an “RIA”) under the Advisers Act and is regulated thereunder. SC also manages several funds that either do not invest in securities or the funds constitute alternative investment vehicles and/or private funds where the applicable equity interests are sold by SC under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated thereunder, amongst other similar exemptions underlying the funds which do not oblige SC to manage such funds in a registered investment adviser capacity. SC may eventually provide advice to funds that are registered as “investment companies” under the Investment Company Act of 1940 (the “Act”) as permitted in its capacity as an RIA, however, to-date SC has primarily managed and/or advised exempted funds under the Act.

While these funds are not registered investment companies with the SEC, depending on the nature and activities of each exempted fund, the underlying funds may be subject to investment company accounting under ASC 946: Financial Services - Investment Companies. The fund management and advisory services provided by SC and financial impacts attributable to the funds for which the Company directly or indirectly sponsors are relatively insignificant to the consolidated Company as a whole, and we accordingly do not believe we are an “investment company” as defined in the Act nor do we report our consolidated financial statements in accordance with the guidance of ASC 946 unless and except for the limited scenarios where the Company consolidates fund entities for which investment company accounting applies.

During the nine months ended September 30, 2026, the Company obtained equity interests in Neuberger Securitize High Income Tokenized Fund, Ltd. (“HINC”). HINC is an investment company that invests primarily in collateralized loan obligations (“CLOs”) and debt securities with the objective of generating capital appreciation for its holders. Judgment is required to evaluate whether an entity has the necessary characteristics to be accounted for as an investment company under U.S. GAAP. HINC meets the investment company criteria and therefore reflects its investments at fair value. The Company has retained this prescribed accounting for HINC in consolidation.

The Company notes that because redemption is at the option of the holder and is not solely within the control of the Company or HINC, the interests held by third-party investors are presented as "Redeemable noncontrolling interest" in mezzanine equity in the unaudited condensed consolidated balance sheets. The Company's own interests in HINC are eliminated in consolidation.

The redeemable noncontrolling interest is measured at its redemption value, which equals the NAV attributable to third-party holders. Because HINC's investments are carried at fair value, and the Company administers the fund’s NAV on a daily basis on the blockchain based on the underlying fair values of all the investments held by the fund, the carrying amount of the redeemable noncontrolling interest approximates its redemption value at each reporting date, and accordingly no remeasurement adjustment was recorded during the three and nine months ended September 30, 2026, to the redemption value of the redeemable NCI. Net income (loss) of HINC is attributed to the redeemable noncontrolling interest based on third-party holders' proportionate ownership.

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

All entities are first considered under the VIE model. VIEs are entities that 1) do not have sufficient equity at risk to finance their activities without additional subordinated financial support or 2) have equity investors at risk that do not have the ability to make significant decisions related to the entity’s operations, absorb expected losses, or receive expected residual returns.

The Company consolidates a VIE if it is the primary beneficiary of the entity. The Company is deemed the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“primary beneficiary power”) and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (“significant variable interest”). The Company performs the VIE and primary beneficiary assessment at inception of its involvement with a VIE and on an ongoing basis if facts and circumstances change.

To assess whether the Company has the primary beneficiary power under the VIE consolidation model, it considers the design of the entity as well as ongoing rights and responsibilities. The Company first identifies the activities that most significantly impact the VIE's economic performance, which depend on the VIE's purpose and design and may include selecting and managing investments and managing liquidity and redemptions. To assess whether the Company has a significant variable interest, the Company considers all its economic interests that are considered variable interests in the entity, including interests held through related parties. This assessment requires judgment in considering whether those interests are significant.

Assets and liabilities of the consolidated VIEs are shown parenthetically on the unaudited condensed consolidated balance sheet. Income and expenses of the consolidated VIEs are shown through ‘Net (losses) from investments held by consolidated VIE’ on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The portion attributable to non-controlling interests is reported within ‘Net loss attributable to redeemable noncontrolling interest.’ For additional disclosures regarding VIEs, see Note 14.

Going Concern

Management evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued and concluded that substantial doubt has not been raised.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and disclosures in the accompanying notes.

Significant estimates that are particularly susceptible to significant changes relate to the fair value of stock-based awards, the fair value of embedded derivatives, the preferred stock option liability, the grant date and modification date fair value of the warrants, the assessment of the amount and likelihood of adverse outcomes from claims and disputes, the valuation of intangible assets acquired in business combinations including goodwill, the determination as to whether goodwill or indefinite-lived intangible assets are impaired and, if so, the amount of the impairment, the capitalization of internal-use software costs, the determination of standalone selling price for the Company’s on-chain services, the ability to continue as a going concern, the net asset value of the Company’s investment in tokenized funds, the realizability of deferred tax assets and related valuation allowances, particularly for net operating loss carryforwards, the valuation of simple agreements for future equity (“SAFEs”), and the valuation of the earnout liabilities. The Company bases its estimates on historical experience and various other assumptions which it believes to be reasonable under the circumstances. These estimates may change as new events occur and additional information becomes available. Actual results could differ from these estimates and any such differences may be material to the unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents, which are primarily money market funds (including tokenized money market funds, or “TMMFs”), short dated treasury securities, and payment stablecoins (as defined below) for the Company, in addition to any cash on hand or held in accounts at

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financial institutions or venues. Financial institutions include asset managers and banks, while venues include payment processors, clearing brokers, or other financial services providers.

The Company classifies a stablecoin as a cash equivalent (or “payment stablecoins”) only when (i) the Company holds a direct, on-demand contractual right to redeem the stablecoin with the issuer for U.S. dollars on a one-for-one basis, without significant fees or restrictions; (ii) the issuer maintains reserves, segregated for the benefit of holders, equal to or greater than the stablecoins outstanding, consisting of cash, short-term U.S. Treasury securities, Treasury repurchase agreements, and government money market funds; and (iii) the issuer is supervised by a U.S. federal or state banking regulator and is operating, or has represented that it will operate, in accordance with the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”), which becomes effective in January 2027; or comparable comprehensive federal stablecoin regulation, as applicable. The Company has established direct redemption access with each issuer of the payment stablecoins it holds.

The Company considers payment stablecoins cash equivalents as they are readily convertible to known amounts of cash, allowing for near-instant, one-to-one redemption of the payment stablecoins for U.S. dollars. Furthermore, the underlying reserves backing the Company’s payment stablecoins, are comprised of cash in segregated accounts titled for benefit of payment stablecoin holders as well as similarly segregated fiduciary accounts comprised of government or similarly structured money market funds that hold cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements; and accordingly exhibit the risk and liquidity characteristics of cash equivalents as defined in ASC 230, Statement of Cash Flows.

As of September 30, 2026, the Company’s payment stablecoins consisted mostly of USDtb as well as USDC; and as of December 31, 2025, the Company’s payment stablecoins were primarily in USDC. USDtb is issued by Anchorage Digital Bank under direct U.S. federal oversight as a federally regulated stablecoin supervised by the Office of the Comptroller of the Currency (“OCC”) and USDC is a regulated payment stablecoin issued by Circle.

Similarly, the Company classifies each share of various TMMFs that it issues and/or holds (i.e. BUIDL, VBILL, BRSRV, or similar onchain representation of a traditional money market fund) as a cash equivalent. Each of these TMMFs are either registered government money market funds pursuant to Rule 2a-7 under the 1940 Act or are structured to operate in accordance with similar requirements including the TMMFs purpose and design, but unregistered and issued in reliance on exemptions from the registration requirements of the Securities Act. Consistent with a traditional money market fund, the Company accounts for tokenized U.S. dollar denominated funds as a cash equivalent because the funds are similarly highly liquid, tokenized U.S. dollar-denominated funds whose underlying portfolio is required to maintain a weighted average maturity a maximum of 90 days or less and each of the TMMFs portfolio investments are exclusively in cash, U.S. Treasury obligations maturing in three months or less, and repurchase agreements secured by such obligations. Each TMMF token can be redeemed at their net asset value which is $1 per share and are readily convertible to cash or payment stablecoin.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk can consist primarily of cash and cash equivalents, certain investments, accounts receivable (including receivables denominated in fiat currency but payable in digital assets), contract assets, and notes receivable. See below and Note 18 for a discussion of these risks by counterparty and type of transaction.

At times, deposits held at financial institutions may exceed the federally insured limits. Cash equivalents and/or other similar investments are primarily placed with financial institutions which are of high credit quality, primarily in highly liquid, highly rated instruments but are also uninsured. Payment stablecoins and TMMFs held by the Company are all redeemable on a one-to-one basis with the issuers who have audited reserves backing the underlying funds in segregated accounts titled for the benefit of the holders, however, the funds are generally all uninsured. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.

We limit our credit risk by placing our cash and cash equivalents, including payment stablecoins and TMMFs, and certain investments with financial institutions and trading platforms on which we have performed internal due diligence procedures. Our due diligence procedures around trading platforms include, but are not limited to, internal control procedures around on-boarding new platforms which includes review of their anti-money laundering (“AML”) and know-your-client (“KYC”) policies, obtaining a security report by an independent third-party, if available; regular review of market information specifically regarding the relevant platforms’ security and solvency risk, including reviewing accounts and/or wallets that interact within and across blockchains; and having a fail-over plan to move cash equivalents and investments held or issued by a financial institution in instances where risk exposure significantly changes.

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Digital Assets

The Company uses the term “digital asset” to refer to an asset that is generated, issued and/or transferred using distributed ledger or blockchain technology, including, but not limited to, assets known as “tokens”, “cryptocurrencies”, “crypto assets”, “stablecoins”, and “tokenized securities” which also rely on and/or are secured through cryptographic protocols.

Digital intangible assets that meet the scope requirements of ASC 350-60, Intangibles — Goodwill and Other — Crypto Assets (“ASC 350-60”), digital assets that do not meet the scope requirements of ASC 350-60, and stablecoins are collectively referred to as ‘Digital assets’. Accounting for digital assets depends on the nature of the asset and how the asset is held. The Company typically obtains digital assets through its operations as a form of payment from customers and they are converted to cash or cash equivalents, or they are used to fulfill expenses, primarily various blockchain fees that need to be settled in cryptocurrencies, nearly immediately. The Company considers these digital assets received as payment, traded, purchased and/or disposed of nearly immediately to be operating activities in the unaudited condensed consolidated statements of cash flows and are recognized within ‘Digital assets from operations’ in the Company’s unaudited condensed consolidated balance sheets. While the Company’s policy is to sell, convert, or otherwise dispose of ‘Digital assets from operations’ that are received as a form of payment from certain customers nearly immediately, if any circumstances exist that result in the holding of these assets for an extended period of time or the Company elects to open an investment or similar position with the related digital assets due to circumstances occurring that alter the Company’s investing strategy and require the reassessment of Company objectives with the relevant assets, they are reclassified into ‘Digital assets held for investment’.

The Company also obtains digital assets for investment purposes typically through helping customers or businesses tokenize real-world assets, which the Company may also hold for its own strategies from time to time, which are recognized within ‘Digital assets held for investment’. As noted above, if any assets received that are initially recorded within ‘Digital assets from operations’ consistent with the Company’s accounting policy and original intent when the assets were received, end up being held for an extended period of time as a result of certain circumstances or due to a change in the Company’s intent with regard to the digital assets, they are reclassified into ‘Digital assets held for investment’. The characteristics of the digital assets themselves typically do not change, rather the Company makes an election to hold the relevant assets for a particular purpose, which does not involve the Company trading or otherwise disposing of the digital assets. Rather, the digital assets are held for the Company’s specified investment purposes, including the staking of the digital assets, depositing them into liquidity pools, or locking them in a similar type of smart contract and/or lending protocol. Regardless of the specific investment strategy for the balances within ‘Digital assets held for investment’, as long as they are held and reported by the Company, any of the related activities involving the digital assets while they are held prior to disposal are classified as investing activities in the condensed consolidated statements of cash flows. The Company plans to liquidate these digital assets within the next twelve months.

Digital assets are initially recorded at the transaction price of the assets obtained upon their initial recognition, as determined by the quoted prices within the Company’s principal market at the time of measurement. Gains and losses upon the sale of digital assets are determined on a first-in, first-out (“FIFO”) basis for each pool of digital assets. The Company accounts for digital assets based on their nature in the following ways:

•Digital assets recorded at fair value — Changes in fair value are presented net on the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) in the period in which they occur. These assets include digital assets that meet the scope requirements of ASC 350-60. They are recognized within ‘Digital assets from operations’ and ‘Digital assets held for investment’ in the Company’s unaudited condensed consolidated balance sheets. Because changes in the fair value are reported in earnings as they occur, the sale or disposition of these assets does not necessarily give rise to a gain or loss. The unrealized gains and losses on ‘Digital assets from operations’ are recorded to ‘Loss on digital assets from operations, net’, and the unrealized gains and losses on ‘Digital assets held for investment’ are recorded to ‘Loss on digital assets held for investment, net’.

•Digital assets recorded at cost less applicable impairment charge — These digital assets do not meet the scope criteria of ASC 350-60, primarily because they provide the holder with enforceable rights to or claims on other assets. Any net gain or loss on derecognition of these assets as a result of their sale or disposition are recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the nature of how they were held or used by the Company up until the date that the sale or disposition of the asset occurs, consistent with the classification above.

Accounts Receivable

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company carries its accounts receivable at the invoiced amount. On a periodic basis, the Company evaluates its accounts receivable and will record an allowance for expected credit losses representing management's estimate of expected credit losses related to trade receivables. The change in allowance for expected credit losses is due to both a change in the calculated estimate discussed below and a change in the estimated transaction price of the underlying revenue. Trade receivables are pooled based on similar risk characteristics, such as the age of receivables and the entity which the trade receivable was generated from. The Company disaggregates trade receivables into two risk pools: Securitize customers which refer to customers from the Company’s core business, and Pacific Stock Transfer Company customers which refer to a subset of the Company’s transfer agent customers. To estimate the allowance for expected credit losses, management leverages information on historical losses, asset-specific risk characteristics, current conditions, and reasonable and supportable forecasts of future conditions. Account balances are written off against the allowance when deemed uncollectible.

The following table shows the activity in the allowance for credit losses:

Balance at January 1, 2025	$3,190,514
Provision for expected credit losses	1,300,149
Write-offs	(1,178,608)
Balance at December 31, 2025	$3,312,055

Balance at January 1, 2026	$3,312,055
Provision for expected credit losses	1,896,694
Write-offs	(2,258,537)
Balance at September 30, 2026	$2,950,212

Investments in Tokenized Assets

As of September 30, 2026 and December 31, 2025, certain amounts recorded within the ‘Investments’ line item on the unaudited condensed consolidated balance sheets consist of the Company’s unrestricted investments in tokenized funds such as the Securitize Tokenized AAA CLO Fund (“STAC”), ACRED, and HLSCOPE. As these tokens represent equity ownership, these investments are not within the scope of ASC 350‑60 and meet the definition of an equity security under ASC 321, Investments — Equity Securities (“ASC 321”). The Company elected to apply the NAV practical expedient to measure the tokenized interests, and changes in NAV are recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) within ‘Other income (expense), net’.

As of September 30, 2026 and December 31, 2025, a portion of the Company’s tokenized investments also consists of tokens the Company invests in and subsequently locks into smart contracts with certain decentralized finance networks in order to mint the associated receipt or wrapped tokens that can be used to participate in DeFi investing strategies with various decentralized finance protocols. Receipt and wrapped tokens associated with these protocols are forms of digital assets whose value is derived from the underlying assets posted as collateral. Because only the Company can redeem the tokens locked in the respective smart contracts, the protocols do not obtain control, and the receipt or wrapped form of the underlying tokenized assets continue to be recognized by the Company. These receipt and wrapped tokens are initially measured at cost less impairment, as they provide the Company with enforceable rights to or claims on the underlying digital assets while locked in smart contracts. When the Company decides to redeem the tokenized asset posted as collateral, which it can do at any time when no loan is outstanding with the protocol, the receipt or wrapped token is exchanged for the unrestricted tokenized investment and accounted for consistent with the nature of the asset.

Equity investments without readily determinable fair values

Equity investments that do not have a readily determinable fair value and do not qualify for the net asset value practical expedient, including the simple agreements for future equity the Company holds as investments (refer to Note 6), are accounted for under the measurement alternative in ASC 321, Investments — Equity Securities. These investments are carried at cost, less any impairment, and are adjusted to fair value when the Company identifies observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company assesses these investments for impairment qualitatively each reporting period. Adjustments for observable price changes and impairments are recognized in ‘Other income (expense), net’.

Earnout arrangements

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates its earnout arrangements under ASC 718, Compensation—Stock Compensation, ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Liability-classified earnouts are measured at fair value using a Monte Carlo simulation, at the Closing and at each reporting date, with changes in fair value recognized in ‘Change in fair value of earnout liabilities’ on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Unissued Securitize Earnout Shares and unreleased Sponsor Earnout Shares are excluded from basic and diluted loss per share.

Securitize Earnout — The portion of the Securitize Earnout Shares allocable to holders of equity awards and warrants who provide services to the Company is accounted for under ASC 718 as part of those awards. It is measured at grant-date fair value and is not remeasured. It is recognized over the remaining vesting period of the underlying award, or immediately where no further service is required. The earnout shares allocable to Securitize shareholders are precluded from being accounted for as a component of equity and are therefore liability-classified, and are remeasured to fair value at each reporting date, with changes recognized in ‘Change in fair value of earnout liabilities’.

Sponsor Earnout — Pursuant to the Sponsor Support Agreement, earnout shares allocable to the Sponsor are subject to forfeiture (the "Sponsor Earnout Shares"). The Sponsor Earnout Shares are issued and outstanding but subject to forfeiture, and are classified as a liability presented as ‘Sponsor earnout liability’ on the unaudited condensed consolidated balance sheets. The earnout liability is remeasured to fair value at each reporting period, with any resulting gains or losses recognized in ‘Change in fair value of earnout liabilities’ on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Acquisition-related Transaction Costs

Acquisition-related costs incurred to effect a business combination accounted for under the acquisition method, such as advisory, legal, accounting, valuation and other professional fees, are expensed in the periods in which the costs are incurred and are presented in ‘Selling, general & administrative’ on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Costs to issue debt or equity securities in connection with such an acquisition are recognized in accordance with other applicable GAAP.

For the Business Combination, which was accounted for as a reverse recapitalization, costs that are directly attributable and incremental to the issuance of equity in the Business Combination and the PIPE Financing are charged against additional paid-in capital, except for the portion allocated to liability-classified instruments on a relative fair value basis, which is expensed in ‘Selling, general & administrative’.

Recent Accounting Pronouncements
Recently Issued And Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The amendments provide a practical expedient that permits an entity, when developing reasonable and supportable forecasts for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, to assume that conditions existing as of the balance sheet date will remain unchanged throughout the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The amendments are applied prospectively. The Company adopted ASU 2025-05 effective January 1, 2026 and elected to apply the practical expedient. The adoption of ASU 2025-05 did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

The following accounting pronouncements have been issued but were not yet effective as of September 30, 2026 and have not been adopted by the Company. Other recently issued accounting pronouncements not discussed below were assessed and determined to be either not applicable to the Company or not expected to have a material impact on the Company's condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” The standard makes improvements to the Accounting Standards Codification ("ASC") for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This update is effective for annual reporting periods beginning after

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2026, including interim reporting periods within those annual reporting periods. The Company continues to evaluate the impact of adopting this standard but does not expect the adoption to have a material impact on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments require public business entities to provide additional disaggregated disclosures about certain income statement expense captions, including amounts related to employee compensation, depreciation, and amortization, to enhance transparency regarding the nature and function of expenses. In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which clarified that the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The adoption will result in expanded disclosures in the notes to the consolidated financial statements but is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows. The Company continues to evaluate the impact of adopting this guidance on its disclosures.

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." This update incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. The amendments are intended to improve the clarity and consistency of disclosures by aligning GAAP with the SEC's Disclosure Update and Simplification Initiative, and include various amendments across multiple topics, such as derivatives, collateralized assets, credit facilities, repurchase agreements, and interest rates on borrowings. Each amendment will become effective on the date the SEC removes the related disclosure requirement from Regulation S-X or Regulation S-K. If the SEC has not removed the related requirements by June 30, 2027, the pending amendments will be removed from the Codification and will not become effective. Because the Company is already subject to the related SEC disclosure requirements in Regulation S-X and Regulation S-K, the Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments remove references to software development project stages. Under the ASU, capitalization begins when management has authorized and committed to funding the project and it is probable the project will be completed and the software used as intended, considering any significant development uncertainty. The ASU also requires Subtopic 360-10 disclosures for all capitalized internal-use software costs. This update is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period, and the amendments may be applied prospectively, retrospectively, or using a modified transition approach. The Company continues to evaluate the impact of adopting this standard on its consolidated financial statements and disclosures, including the timing of adoption and the transition approach.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270)” — Narrow-Scope Improvements which amends and clarifies the interim disclosure requirements of ASC 270. The standard provides clarity about current requirements to help entities determine whether disclosures not specified in ASC 270 should be provided in interim reporting periods. This update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company continues to evaluate the impact of adopting this standard on its financial statements and disclosures.

3.MERGERS & ACQUISITIONS

Reverse Recapitalization — Business Combination with Cantor Equity Partners II, Inc.

On July 1, 2026, the Company consummated the Business Combination with CEPT pursuant to the Merger Agreement dated October 27, 2025, following approval by CEPT’s shareholders at an extraordinary general meeting held on June 29, 2026. At the Closing, (i) each CEPT Class B ordinary share converted into one CEPT Class A ordinary share, and each CEPT Class A ordinary share that was not redeemed was cancelled in exchange for the right to receive one share of the Company’s common stock, and (ii) each outstanding share of Old Securitize redeemable convertible preferred stock, each convertible promissory note, and each simple agreement for future equity was first converted into Old Securitize common stock; and each resulting share of Old Securitize common stock was then cancelled and exchanged for the right to receive approximately 4.4439 shares of the Company's common stock, based on the Exchange Ratio. Each outstanding Old Securitize stock option, restricted stock unit, and warrant was assumed by the Company and adjusted for the Exchange Ratio. No fractional shares were issued and Old Securitize shares held in treasury were cancelled without payment. Immediately following the Business Combination, there were 163,265,685 shares of the Company’s common stock outstanding.

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting for the Business Combination

The Business Combination was accounted for as a reverse recapitalization in accordance with ASC 805-40. CEPT did not meet the definition of a business under ASC 805 and is treated as the acquired company for financial reporting purposes; no goodwill or other intangible assets were recognized. Old Securitize was determined to be the accounting acquirer based on the following factors, among others:

•Old Securitize’s former stockholders hold the largest portion of the voting rights in the Company, approximately 73.3% of the common stock outstanding immediately following the Closing, and no other stockholder or group of stockholders holds a large minority voting interest;
•Old Securitize designated all of the members of the Company’s board of directors;
•Old Securitize’s senior management, including its Chief Executive Officer, comprises the senior management of the Company; and
•Old Securitize is significantly larger than CEPT, which had no operations, revenue or employees, and Old Securitize’s operations comprise the ongoing operations of the Company.

Accordingly, the Business Combination was treated as the equivalent of Old Securitize issuing shares for the net monetary assets of CEPT, accompanied by a recapitalization, and the net monetary assets of CEPT were recorded at their historical carrying values with the offset recorded in additional paid-in capital.

Proceeds from the Business Combination and the PIPE Financing

In connection with the Business Combination, holders of 6,842,508 CEPT Class A ordinary shares, representing approximately 28.5% of the shares subject to redemption, exercised their redemption rights at a redemption price of approximately $10.60 per share, for an aggregate redemption payment of $72,512,934. Of that amount, $71,486,558 was funded from CEPT's trust account and $1,026,376, representing $0.15 per redeemed share, was funded by Cantor EP Holdings II, LLC (the "Sponsor") pursuant to a promissory note. After giving effect to these redemption payments, the Company received net cash of $178,225,157 from CEPT's trust account, which held $250,738,091 immediately prior to the redemptions and Closing. Each CEPT Class A ordinary share and Class B ordinary share that was not redeemed was converted into one share of the Company's common stock.

On the Closing Date, immediately prior to the merger of CEPT with and into Pinecrest Merger Sub, CEPT issued and sold 19,782,000 Class A ordinary shares at $10.00 per share in the PIPE Financing, pursuant to subscription agreements entered into by CEPT, the Company, and Old Securitize with certain investors, generating aggregate gross proceeds of $197,820,000. The CEPT Class A ordinary shares issued in the PIPE Financing were subsequently exchanged for shares of the Company's common stock on a one-for-one basis in connection with the Business Combination.

The following table summarizes the proceeds from the Business Combination for the three and nine months ended September 30, 2026:

Description	Amount
Cash - CEPT trust and cash, net of redemptions and SPAC service provider fees	$144,364,348
Cash - PIPE investor subscription proceeds	197,820,000
Proceeds from Business Combination, net of redemptions and SPAC service provider fees	342,184,348
Less: transaction costs paid at the Closing Date from the trust and escrow accounts	(22,792,065)
Net cash received from the Business Combination and PIPE Financing	$319,392,283

Net Impact of the Reverse Recapitalization on the Company’s Equity accounts

The following table summarizes the net assets contributed by CEPT and the related impact on the Company's equity:

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Description	Amount
Proceeds from Business Combination, net of redemptions and SPAC service provider fees	$342,184,348
Less: Securitize transaction costs directly attributable to offering and proceeds raised	(25,377,221)
Less: Securitize earnout (liability-classified portion)	(54,508,280)
Less: Sponsor earnout (liability-classified and accounted for as a reduction of proceeds)	(19,679,829)
Add: Portion of Securitize transaction costs (above) allocated to liability-classified instruments issued in transaction	2,738,932
Net impact recorded to Company equity	$245,357,950

Shares of Common Stock Issued and Outstanding at the Closing Date

The following table summarizes the shares of common stock issued and outstanding immediately following the Closing Date of the Business Combination:

Shareholder Category	Number of Shares
Old Securitize stockholders	119,746,193
Sponsor Shares	6,580,000
CEPT public stockholders	17,157,492
PIPE Investors	19,782,000
Total shares of common stock issued and outstanding immediately after the Business Combination	163,265,685

Conversion of Convertible Promissory Notes

On the Closing Date, all of Old Securitize's outstanding convertible promissory notes, consisting of notes issued in 2024 with an aggregate principal amount of $49,915,000 (the “2024 Notes”) and notes issued in 2025 with an aggregate principal amount of $30,000,000 (the “2025 Notes”), converted, together with accrued interest, into shares of Old Securitize common stock. Those shares were then exchanged for 18,361,663 shares of the Company's common stock at the Exchange Ratio. For each series, the applicable accounting treatment was determined by whether the shares issued to the holder arose from a conversion feature that had been bifurcated from the notes and recorded as a standalone derivative liability.

The Business Combination constituted a qualified financing under the terms of the 2024 Notes. The 2024 Notes converted at the conversion price established under their existing terms, through an embedded conversion feature that had not been bifurcated, and accordingly conversion accounting was applied to the resulting share issuance to the holder as a contractual settlement of the outstanding debt. Upon the issuance of 14,474,164 shares of the Company's common stock, the carrying amount of the notes of $53,417,948, including accrued interest and net of unamortized debt discount and issuance costs, was reclassified to common stock and additional paid-in capital. No gain or loss was recognized.

The 2025 Notes were converted through a conversion feature that had been bifurcated at issuance and carried as a derivative liability, which determined the number of shares issued to the holder, and accordingly the conversion was accounted for as an extinguishment of the notes. The Company derecognized the carrying amount of the notes, inclusive of accrued interest and net of unamortized debt discount, along with the derivative liability of $7,454,252, totaling $35,099,463 in aggregate. The 3,887,499 shares of the Company's common stock issued to the holder were recognized at their fair value of $45,794,765 after giving effect to the exchange ratio, based on a value of approximately $11.78 per share, the closing price on the Closing Date of CEPT’s Class A ordinary shares, each of which was exchanged at the Closing for one share of the Company’s common stock (the “Closing Date share price”). The resulting loss on extinguishment of $11,821,553 (inclusive of the final derivative remeasurement on the settlement date of $1,126,252) is presented in ‘Loss on settlement of convertible instruments, net’ within the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026. Also included in that caption are the losses recognized on the final remeasurement of the Series Option liability and the SAFEs described below.

Conversion of Preferred Stock

Old Securitize’s Series Option redeemable convertible preferred stock, issuable under an option held by a lead investor in its Series B-1 financing (refer to Note 11), was issued on July 1, 2026 and immediately converted, with the other series, into Old Securitize

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

common stock, which was exchanged for 5,712,012 shares of the Company’s common stock. Immediately before issuance, the option liability was remeasured to fair value, resulting in a loss of $6,721,500 recognized in ‘Loss on settlement of convertible instruments, net.’ The shares were then recorded at $67,287,500, the carrying amount of the remeasured option liability and the option prepayment liability, and no gain or loss was recognized on their conversion.

Immediately prior to the Mergers, each outstanding share of Old Securitize Series A, B-1, B-2, B-3, and B-4 redeemable convertible preferred stock converted into one share of Old Securitize common stock in accordance with the Merger Agreement. Those shares were then exchanged at the Exchange Ratio for an aggregate of 52,529,406 shares of the Company’s common stock. No cash was paid to the holders. The aggregate carrying amount of $124,815,028 was reclassified from temporary equity to common stock and additional paid-in capital.

Conversion of Old Securitize Simple Agreements for Future Equity

Old Securitize had issued simple agreements for future equity (“SAFEs”), which were carried at fair value (refer to Note 10). Immediately prior to the Mergers, the SAFEs converted into Old Securitize common stock as provided in the Merger Agreement, and those shares were exchanged for 1,547,855 shares of the Company’s common stock. On the settlement date, the SAFEs were remeasured to fair value, resulting in a loss of $2,106,759 recognized in “Loss on settlement of convertible instruments, net.” The shares were recorded at $18,233,759, the remeasured carrying amount of the SAFEs, and no further gain or loss was recognized.

Transaction Costs

The Company’s costs that were directly attributable and incremental to the issuance of equity and the related offering proceeds totaled $25,377,221. Of that amount, $2,738,932, the portion allocated to the liability-classified earnout arrangements, was expensed at the Closing, and the remaining $22,638,289 was charged against additional paid-in capital. Other costs of $3,218,838 related to the Business Combination that did not qualify as equity issuance costs were expensed as incurred and are included in ‘Selling, general & administrative’.

Of the total $22,638,289 that was determined to be directly attributable and incremental to this in-substance equity offering and related proceeds which were accounted for as a reduction of the additional paid-in capital from the offering, $7,112,971 had already been deferred in prior periods leading up to the Closing, of which $1,623,923 had already been paid for in total, and $1,480,469 of which was paid prior to the Closing in 2026. The $21,014,366 of these expenses capitalized as deferred offering costs that remained unpaid as of the Closing were paid for during the three months ended September 30, 2026 and accordingly the $22,494,835 of equity issuance costs paid in 2026 is presented as a financing cash outflow in the unaudited condensed consolidated statements of cash flows, in addition to the portion allocated to the liability-classified earnout arrangements above.

Earnout Arrangements

Securitize Earnout

Under the Merger Agreement, holders of Old Securitize common stock (including shares issued in the conversions described above), warrants and equity awards immediately prior to the Closing are entitled to receive, pro rata, up to 6,250,000 additional shares of the Company’s common stock (the “Securitize Earnout Shares”). The shares are issuable in three equal tranches if the volume-weighted average price of the Company’s common stock is at least $15.00, $20.00 and $25.00, respectively, for 20 of any 30 consecutive trading days between September 29, 2026 and July 1, 2031 (the “Earnout Period”), or earlier upon a change of control at or above the applicable price. No threshold had been achieved as of September 30, 2026.

The Securitize Earnout Shares are accounted for based on the holder. The shares allocable to holders of equity awards who were providing services at the Closing, and to the holder of the J Digital 6 Warrants, are compensation for services under ASC 718. The grant-date fair value for these earnout shares amounted to $7,449,279 (refer to “Assumed Equity Awards and Warrants” below).

The earnout shares allocable to Securitize shareholders are not considered indexed to the Company’s own stock, and are therefore classified as a liability and was recognized at its Closing Date fair value of $55,798,721, which comprises two amounts:

•$54,508,280 for the shares allocable to holders of Old Securitize common stock, recorded in additional paid-in capital.
•$1,290,441 for the shares allocable to holders of vested options who were no longer providing services at the Closing, recognized as compensation cost.

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sponsor Earnout

Under the Sponsor Support Agreement, 1,800,000 of the 6,000,000 Securitize shares of common stock that the Sponsor received at Closing in exchange for its CEPT Class B ordinary shares (the “Sponsor Earnout Shares”) are subject to forfeiture. During the period from September 29, 2026 through July 1, 2031 (the “Earnout Period”), one-third of the Sponsor Earnout Shares will no longer be subject to forfeiture if the volume-weighted average price (“VWAP”) of the Company’s common stock equals or exceeds $12.50, $15.00 and $17.50, respectively, for any 20 trading days within any 30-trading-day period. In addition, any Sponsor Earnout Shares that remain subject to forfeiture will cease to be subject to forfeiture upon the occurrence of certain change in control and other specified release events, regardless of the trading price of the Company’s common stock. Any Sponsor Earnout Shares that remain subject to forfeiture at the expiration of the Earnout Period will be forfeited for no consideration. The Sponsor Earnout Shares are legally issued and outstanding at Closing and carry full voting rights and rights to non-forfeitable cash dividends while subject to forfeiture, therefore, these are included in the total shares issued and outstanding presented on the unaudited condensed consolidated balance sheets. However, because such shares are subject to forfeiture for no consideration, these are excluded from the weighted-average shares outstanding used to calculate earnings (loss) per share (see Note 16). The Sponsor’s remaining 4,200,000 Securitize common shares received for its CEPT Class B ordinary shares and the 580,000 Securitize shares received for its CEPT private placement shares, were not subject to forfeiture at Closing.

Because the Sponsor Earnout Shares may be released upon the occurrence of certain change in control and other specified release events that are unrelated to the market price of the Company's common stock, the Sponsor Earnout Shares are not considered indexed to the Company's own stock and are therefore classified as a liability. The Sponsor Earnout liability was initially measured at its Closing Date fair value of $19,679,829, with a corresponding reduction to additional paid-in capital, and was subsequently remeasured to $25,380,816 as of September 30, 2026. The resulting increase in fair value of $5,700,987 during the three and nine months ended September 30, 2026 was recognized within ‘Change in fair value of earnout liabilities’ in the unaudited condensed consolidated statements of operations and comprehensive income (loss) (see Note 7). Transaction costs of $714,133 allocated to the Sponsor Earnout Shares were expensed at the Closing in ‘Selling, general & administrative’.

Assumed Equity Awards and Warrants

Stock Options and Restricted Stock Units (“RSUs”)

At the Closing, the Company assumed each outstanding Old Securitize stock option and restricted stock unit, whether vested or unvested, and converted it into an award for shares of the Company’s common stock. The number of shares was multiplied by the Exchange Ratio and rounded down, each option’s exercise price was divided by the Exchange Ratio and rounded up, and all other terms, including vesting, were unchanged. The Company assumed options to purchase 14,385,628 shares and 1,102,510 RSUs. The assumption was accounted for as a modification under ASC 718. Other than the award holders’ right to Securitize Earnout Shares, the conversion did not result in incremental compensation cost. Earnout-related costs of $3,601,533 relating to vested options and RSUs were recognized on the Closing Date. Earnout-related costs of $2,158,225 relating to unvested options are recognized over the remaining vesting periods, of which $428,866 was recognized in the three months ended September 30, 2026.

J Digital 6 Warrants

The Company assumed the warrants held by J Digital 6 LLC, which Old Securitize issued in March 2025 for services. The warrants vest in four tranches; the first had vested before the Closing, and the rest are subject to performance conditions. At the Closing, the warrants were amended and converted into warrants to purchase 3,711,658 shares of the Company’s common stock, and their carrying amount of $1,169,721 was reclassified from mezzanine equity to additional paid-in capital. The amendment was accounted for as a modification under ASC 718, and substantially all of the incremental fair value represents the warrants’ right to Securitize Earnout Shares. Compensation cost of $422,623 for the vested tranche was recognized on the Closing Date. This amount is recorded within 'Selling, general & administrative' expense, with a corresponding increase to additional paid-in capital.

MG Stover LLC

On April 15, 2025, the Company completed the acquisition of all outstanding equity interests of MG Stover LLC (“MG Stover” or "MG Stover & Co."), a leading fund administrator for digital assets. As a result, MG Stover’s operating results have been consolidated into the Company’s consolidated financial statements effective from the acquisition date.

The following table summarizes the approximate values of consideration paid and the net assets acquired on the acquisition date:

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase consideration:
Cash, net of cash acquired	$21,090,525

Fair value of identifiable assets acquired and liabilities assumed:
Customer relationships	$9,400,000
Prepaid expenses	109,538
Total identifiable assets acquired	9,509,538
Accounts payable	(991,616)
Deferred revenue	(462,398)
Total liabilities assumed	(1,454,014)
Net identifiable assets acquired	8,055,524
Goodwill	13,035,001
Net assets acquired	$21,090,525

The total purchase consideration was approximately $21,090,525, which consisted of cash paid net of cash acquired. No equity was issued as part of the transaction.

Acquired intangible assets include customer relationships valued at approximately $9,400,000, which were fair valued using a discounted cash flow method based on company projections and Level 3 inputs. The useful life of these customer relationships at acquisition was 10 years. The trademark, non‑compete agreements, and acquired technology related to an internally developed workflow system were determined to have de minimis values due to immediate rebranding, retention of key personnel, and the Company’s intent to continue using its existing internal systems rather than the acquired technology, respectively. Goodwill of approximately $13,035,001 represents expected synergies, expanded service capabilities, and the excess of purchase price over the fair value of net assets acquired. Goodwill is deductible for tax purposes.

The Company incurred approximately $290,000 in transaction-related expenses related to the acquisition of MG Stover for the nine months ended September 30, 2025, none of which were incurred during the three months ended September 30, 2025. These costs are included in ‘Selling, general & administrative’ on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Pro Forma Financial Information

The following pro forma financial information presents the consolidated results of operations of the Company and MG Stover for the nine months ended September 30, 2025, as if the acquisition had occurred as of the beginning of the earliest period presented. Pro forma information for the three months ended September 30, 2025, is not presented because MG Stover was acquired on April 15, 2025, and its results of operations are therefore included in the Company’s consolidated results of operations for that entire period. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods, nor does it project future results.

The following table shows the pro forma financial information for the Company and MG Stover:

For the Nine Months Ended September 30,
2025
Revenues	$51,866,020
Net loss from continuing operations	$(422,000)
Net loss from continuing operations per basic and diluted share	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted	38,262,890

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.DISCONTINUED OPERATIONS

On August 5, 2025, the Company entered into a letter of intent, after which management approved the sale of its Securitize for Advisors reporting unit and determined the disposal group qualified for discontinued operations presentation during the year ended December 31, 2025.

In the third quarter of 2025, prior to classification as discontinued operations, the Company evaluated the assets within the disposal group for impairment and recorded a non‑cash goodwill impairment charge of $4,122,926. The Company subsequently reduced the carrying value of the disposal group by an additional, immaterial impairment charge to align it with the expected sale consideration.

On November 26, 2025, the Company completed the sale of its Securitize for Advisors business, which is presented as discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025. The base sale consideration was $2,871,526, and no loss on sale was recognized as the sale price equaled the carrying value of the net assets disposed.

The following depicts the results of operations for the discontinued operations of the Company for the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Revenue	$26,865	$98,184

Operating costs and expenses:
Selling, general & administrative	108,795	344,609
Compensation and benefits	362,917	1,232,604
Provision for expected credit losses	—	44,796
Impairment of goodwill	4,122,926	4,122,926
Total operating costs and expenses	4,594,637	5,744,934

Loss from operations	(4,567,772)	(5,646,750)

Other income (expense):
Other income (expense), net	55,973	(55,903)
Total other income (expense), net	55,973	(55,903)

Net loss	$(4,511,799)	$(5,702,653)

5.DIGITAL ASSETS

The following table presents the Company’s digital assets at the periods indicated below:

	September 30, 2026	December 31, 2025
Digital assets from operations	$353,563	$2,023,098
Digital assets held for investment	1,028,241	—
Total digital assets	$1,381,804	$2,023,098

Digital assets held at fair value (in the scope of ASC 350-60)

The following table summarizes units held, cost basis, and fair value of the digital assets:

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2026
Asset (Symbol)	Financial statement line item	Quantity of Digital assets held	Cost basis	Fair value
ZKSync Token (ZK)	Digital assets held for investment	35,624,075	$692,069	$431,809
Aptos Token (APT)	Digital assets held for investment	186,701	188,147	143,686
Wormhole Token (W)	Digital assets held for investment	33,518,126	3,361,449	451,330
Various Tokens	Digital assets held for investment	not meaningful	not meaningful	1,416
Tether USDt Token (USDT)	Digital assets from operations	318,533	318,425	318,349
Various Tokens	Digital assets from operations	not meaningful	not meaningful	35,214
Total				$1,381,804

As of December 31, 2025
Asset (Symbol)	Financial statement line item	Quantity of Digital assets held	Cost basis	Fair value
ZKSync Token (ZK)	Digital assets from operations	21,734,039	$795,278	$630,213
Aptos Token (APT)	Digital assets from operations	109,024	298,464	180,931
Wormhole Token (W)	Digital assets from operations	33,518,162	3,361,453	1,100,244
Various Tokens	Digital assets from operations	not meaningful	not meaningful	111,710
Total				$2,023,098

Digital assets receivable

Certain digital assets are subject to sale and transfer restrictions through vesting schedules typically associated with contracts with blockchain customers and their associated foundations. Digital assets receivable and restricted by vesting schedules for which the Company has not obtained accounting control and that are subject to contractual transfer restrictions through vesting schedules are recognized as ‘Digital assets receivable’ on the Company’s unaudited condensed consolidated balance sheets.

As of September 30, 2026 the Company was entitled to receive $12,377,098 of digital assets that currently are or will be restricted by vesting schedules, after accounting for the effects of the embedded derivative feature identified resulting from the portion of these receivables that represent Company’s right to receive a fixed amount of digital assets, the fair value of which fluctuates based on market conditions. For the portion of these receivables denominated in USD, the digital assets receivable amount represents the Company’s right to receive a variable amount of digital assets, and therefore does not fluctuate with the market price of the underlying assets until the digital assets are received in the Company’s wallets when they are accounted for accordingly under the Company’s digital assets policy. As of September 30, 2026, proceeds from the digital assets subject to these vesting schedules and sale restrictions are expected to be received within twelve months.

As of December 31, 2025, the Company was entitled to receive $4,056,320 of digital assets restricted by vesting schedules (including $2,500,102 and $1,556,218 classified as current and noncurrent, respectively) after accounting for the effects of the embedded derivative feature identified resulting from the Company’s right to receive a fixed amount of digital assets, the fair value of which fluctuates based on market conditions. As of December 31, 2025, the remaining restriction periods on these digital assets similarly ranged from less than one month to approximately two years.

6.INVESTMENTS

Investments in Tokenized Assets

The Company may invest in certain tokenized securities and similar products that it also issues such as STAC, HLSCOPE, ACRED, VBILL, including certain associated receipt and/or wrapped tokenized investments of these same assets (together, the “Equity Tokens”) among others. Each of these instruments either represents a tokenized ownership interest in a corresponding investment

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fund, or the underlying rights to those tokenized ownership interests, and therefore are not within the scope of ASC 350‑60. The Company’s direct VBILL token holdings of $164,586 are classified as cash equivalents while VBILL tokens locked in smart contracts with a total value of $5.0 million are held at cost less impairment as of September 30, 2026.

The other Equity Tokens consisting of STAC, HLSCOPE, and ACRED, each representing non‑voting, non‑redeemable participating shares issued as part of the funds' respective share capital. As of September 30, 2026, the Company held investments in HLSCOPE and ACRED, each recorded on the unaudited condensed consolidated balance sheets in 'Investments (including $27,939,936 and $0 held in a consolidated VIE at September 30, 2026 and December 31, 2025, respectively).' The Company's investment in STAC, which was held as of December 31, 2025, was fully redeemed during the nine months ended September 30, 2026.

Investments in Marketable Securities

The Company may invest in certain debt securities for our own liquidity and cash flow management purposes as well as through a fund entity that the Company consolidates in accordance with the investment objective for the Company-sponsored fund. The nature of these investments are typically investment grade debt securities, or similar high yield bonds, collateralized loan interests and/or investment instruments that all have third party quoted pricing information available and comprise marketable holdings that the Company may transact with in the active market from time to time or revalue the securities using quoted market prices reported on recognized securities exchanges. Any change in unrealized holding gains or losses on equity securities are included in Other income (expense), net in the Consolidated Statements of Operations.

For certain of the debt securities held by the Company's consolidated high yield fund, the Company recognizes interest income on debt securities where the Company expects to collect all contractual cash flows, and the debt security cannot be contractually prepaid in such a way that the Company would not recover substantially all of its recorded investment based on the stated coupon rate and the outstanding principal amount of the debt security. The Company recognizes interest income on beneficial interests based on the investment’s accretable yield, which represents the difference between the expected undiscounted cash flows and the carrying value of the investment. The Company recognizes the accretable yield as interest income on a prospective level yield basis over the life of the expected cash flows. Changes in the amount or timing of actual or expected cash flows may change the accretable yield, and the Company adjusts interest income recognized in future periods using a recalculated level yield applied to the then-current carrying value. Increases (decreases) in the amount of cash flows or acceleration (deceleration) of cash flows, in isolation, generally increase (decrease) the interest income recognized in future periods as long as the securities are held.

Investment in Simple Agreement for Future Equity

During the three months ended September 30, 2026, the Company invested an aggregate of $1.1 million in simple agreements for future equity (“SAFEs”) issued by two privately held technology companies. The Company does not control or exercise significant influence over either issuer. Each SAFE converts into shares of the issuer’s capital stock upon a future equity financing, or is otherwise settled upon a liquidity event or dissolution of the issuer. The investments in SAFEs have no stated maturity, bear no interest, are not redeemable at the option of the Company and convey no voting rights prior to settlement. The aggregate carrying amount was $1.1 million at September 30, 2026 and is included in ‘Other noncurrent assets’. The $1.1 million paid for the investments is presented as an investing activity in the unaudited condensed consolidated statements of cash flows. No upward adjustments, downward adjustments or impairments have been recorded since the investments were made.

7. FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis:

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$292,810,683	$—	$—	$292,810,683
Digital assets from operations	353,563	—	—	353,563
Digital assets held for investment	1,028,241	—	—	1,028,241
Digital assets receivable(2)	—	1,377,098	—	1,377,098
Investments(3)	9,751,751	27,939,936	—	37,691,687
Total assets	$303,944,238	$29,317,034	$—	$333,261,272
Liabilities
Securitize earnout liability	$—	$—	$73,321,088	$73,321,088
Sponsor earnout liability	—	—	25,380,816	25,380,816
Total liabilities	$—	$—	$98,701,904	$98,701,904

(1) Includes $261,747,991 of payment stablecoins, $19,533,599 of US treasury securities, $11,006,412 of money market funds (including TMMFs) held by the Company, and $522,681 of cash and cash equivalents held by a consolidated VIE; excluding $6,059,834 of cash and cash equivalents not measured and recorded at fair value but their carrying values approximate fair value due to their liquid and short-term nature
(2) Excludes $11,000,000 for the portion of the receivable balance where the Company has an unconditional right to receive a variable quantity of the underlying digital assets representing a fixed amount of USD due to the liquid and short-term nature of receivables denominated in fiat currencies
(3) Includes $9,751,751 of marketable debt securities that are mostly comprised of US treasury securities with maturities greater than 90 days when purchased and $27,939,936 of marketable securities representing investments held by a consolidated VIE that can be actively traded or held for any duration of time, including to maturity, depending on the investment objective and asset mix of the fund at any given time; excluding $7,584,245 of investment interests either carried at cost or otherwise measured utilizing net asset value as a practical expedient to fair value based on their nature

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(4)	$5,336,979	$—	$—	$5,336,979
Digital assets from operations	2,023,098	—	—	2,023,098
Digital assets receivable	—	2,500,102	—	2,500,102
Investments(5)	928,037	—	—	928,037
Total assets	$8,288,114	$2,500,102	$—	$10,788,216
Liabilities
Option liability	$—	$—	$11,390,000	$11,390,000
SAFEs	—	—	10,449,000	10,449,000
Derivative liability	—	—	26,170,000	26,170,000
Total liabilities	$—	$—	$48,009,000	$48,009,000

(4) Includes $443,138 of payment stablecoins, $391,073 of US treasury securities, and $4,502,768 of money market funds (including TMMFs) held by the Company; excluding $19,534,576 of cash and cash equivalents not measured and recorded at fair value but their carrying values approximate fair value due to their liquid and short-term nature
(5) Includes $928,037 of marketable debt securities that are mostly comprised of US treasury securities with maturities greater than 90 days when purchased held by the Company; excluding $12,034,881 of investment interests either carried at cost or otherwise measured utilizing net asset value as a practical expedient to fair value based on their nature

The following table shows the activity of Level 3 financial instruments:

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2026	Option Liability	SAFE Liabilities	Derivative Liability	Total
Balance at December 31, 2025	$11,390,000	$10,449,000	$26,170,000	$48,009,000
Changes in fair value recognized in earnings through June 30, 2026	29,176,000	5,678,000	(19,842,000)	15,012,000
Final remeasurement on July 1, 2026, included in “Loss on settlement of convertible instruments, net”	6,721,500	2,106,759	1,126,252	9,954,511
Settlement at the Closing (refer to Note 3)	(47,287,500)	(18,233,759)	(7,454,252)	(72,975,511)
Balance at September 30, 2026	$—	$—	$—	$—

Nine Months Ended September 30, 2026	Securitize Earnout Liability	Sponsor Earnout Liability	Total
Balance at December 31, 2025	$—	$—	$—
Recognized at the Closing (refer to Note 3)	55,798,721	19,679,829	75,478,550
Changes in fair value recognized in earnings	17,522,367	5,700,987	23,223,354
Balance at September 30, 2026	$73,321,088	$25,380,816	$98,701,904

Certain instruments have been valued using the concept of NAV as a practical expedient. The Company notes that their NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are in accordance with GAAP and are not classified within the fair value hierarchy levels.

There were no transfers in and out of Level 3 financial instruments during any of the periods presented.

The Company measures certain financial instruments at fair value on a recurring basis. These instruments are classified within Level 3 of the fair value hierarchy as their valuation relies on significant unobservable inputs. Level 3 measurements reflect management’s judgment regarding the assumptions market participants would use in pricing the instruments. As of September 30, 2026, Level 3 liabilities consisted of the Securitize Earnout and Sponsor Earnout liabilities. As of December 31, 2025, they consisted of the option liability, the SAFEs, and the derivative liabilities associated with the convertible notes, all of which were settled at the Closing.

Option Liability
The option liability is measured using a probability-weighted option pricing model framework. The option liability was settled on July 1, 2026 (refer to Note 3). Immediately before settlement, it was remeasured to $47,287,500, based on a value of $52.35 per share of Old Securitize common stock (the Closing Date share price of $11.78, as defined in Note 3, multiplied by the Exchange Ratio), less the $20,000,000 exercise price already paid. As of December 31, 2025, the fair value of the option liability was approximately $11,390,000. Significant unobservable inputs used in the valuation as of December 31, 2025 included an equity volatility assumption of approximately 68%, an expected time to triggering event of approximately 0.25 years, and an estimated fair value of the underlying stock of approximately $34.05 per share. An increase in equity volatility would result in a higher fair value measurement.

SAFE liabilities
SAFEs are accounted for as liabilities and measured at fair value using a scenario-based, probability weighted valuation technique. The valuation considers outcomes including an equity financing, liquidity event, or dissolution, based on the contractual terms of the SAFEs. The SAFEs were settled on July 1, 2026 (refer to Note 3). Immediately before settlement, they were remeasured to $18,233,759, the fair value of the 1,547,855 shares of the Company’s common stock issued at the $11.78 Closing Date price per share. As of December 31, 2025, the fair value of the SAFEs was approximately $10,449,000. Significant unobservable inputs used in the valuation for the year ended December 31, 2025 included equity volatility of approximately 56%, a market discount rate of approximately 13%, and expected conversion dates of approximately 0.25 years. Changes in volatility, discount rates, or assumed timing of conversion events would materially affect the estimated fair value.

Derivative liabilities
The Company's convertible notes contain embedded features that meet the definition of derivatives and are bifurcated from the host debt instrument. The embedded derivative liabilities are measured using option pricing techniques. The derivative liability was

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

remeasured to $7,454,252 immediately before it was derecognized on July 1, 2026 as part of the extinguishment of the 2025 Notes (refer to Note 3). As of December 31, 2025, the fair value of the embedded derivative liabilities was approximately $26,170,000. Significant unobservable inputs used in the valuation for the year ended December 31, 2025 included equity volatility ranging from approximately 56% to 71%, estimated transaction-based equity values of approximately $27.28 to $40.87 per share, and credit-adjusted discount rates of approximately 7.69% to 21.63%. Increases in volatility or the likelihood of favorable transaction scenarios would result in higher derivative fair values.

Earnout liabilities
The Securitize Earnout and Sponsor Earnout liabilities are measured using Monte Carlo simulations of the Company’s share price through the end of the Earnout Period. Each simulated price path is tested against the price thresholds of the respective arrangement, and the resulting payouts are discounted at the risk-free rate. Expected volatility is a significant unobservable input, so both liabilities are classified within Level 3. An increase in the share price or in expected volatility would increase the fair value of both liabilities. The significant inputs were as follows:

	Securitize Earnout		Sponsor Earnout
	September 30, 2026	Closing	September 30, 2026	Closing
Share price	$14.59	$11.78	$14.59	$11.78
Expected volatility	67.1%	65.0%	67.1%	65.0%
Risk-free rate	5.00%	4.15%	5.00%	4.15%
Remaining term (years)	4.75	5	4.75	5
Expected dividend yield	0	0	0	0
Price thresholds	$15.00 / $20.00 / $25.00	$15.00 / $20.00 / $25.00	$12.50 / $15.00 / $17.50	$12.50 / $15.00 / $17.50
Fair value per share	$13.30	$10.12	$14.10	$10.93

8. INTANGIBLE ASSETS

Intangible Assets

Intangible assets, net, as disclosed in this note exclude digital assets that qualify as intangible assets, which are presented within ‘Digital assets from operations’, ‘Digital assets held for investment’, and ‘Digital assets receivable’, in the unaudited condensed consolidated balance sheets. Intangible assets, net and their associated weighted average remaining useful lives in years consisted of the following:

September 30, 2026	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted-average Remaining Useful Lives (Years)
Definite-lived intangible assets:
Customer relationships	$24,164,931	$(7,623,061)	$16,541,870	8.5
Non-compete agreements	240,000	(233,333)	6,667	0.4
Licenses	120,150	(110,138)	10,012	0.4
Internally Developed Software	1,390,301	(95,497)	1,294,804	2.7
Indefinite-lived intangible assets:
Trademarks	107,667	$—	107,667	N/A
Trading license	2,430,000	—	2,430,000	N/A
	$28,453,048	$(8,062,029)	$20,391,019

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted-average Remaining Useful Lives (Years)
Definite-lived intangible assets:
Customer relationships	$24,164,931	$(6,085,334)	$18,079,597	9.2
Non-compete agreements	240,000	(221,333)	18,667	1.2
Licenses	120,150	(92,115)	28,035	1.2
Internally Developed Software	127,529	—	127,529	3.0
Indefinite-lived intangible assets:
Trading license	2,430,000	—	2,430,000	N/A
	$27,082,610	$(6,398,782)	$20,683,828

Definite-lived intangible assets

Amortization expense was $612,310 and $522,583 for the three months ended September 30, 2026 and 2025, respectively, and $1,663,247 and $1,315,805 for the nine months ended September 30, 2026 and 2025, respectively.

9.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table provides a breakdown of Accrued expenses and other current liabilities as of the periods indicated below:

	September 30, 2026	December 31, 2025
Accrued compensation	$3,972,344	$998,367
Accrued deferred offering costs	—	2,893,803
Accrued professional fees and other	7,085,220	381,422
Total accrued expenses and other current liabilities	$11,057,564	$4,273,592

10.     DEBT

The Company’s initial carrying values, net of issuance costs, of outstanding debt consisted of the following at the periods indicated below:

	Effective Interest Rate	Maturity Date	Payment Upon Maturity	September 30, 2026	December 31, 2025
Simple agreements for future equity	—	—	$—	$—	$4,845,000
Convertible promissory notes payable, net of issuance costs	8.7% - 13.0%	N/A	N/A	—	79,859,733
Total Long-Term Debt			$—	$—	$84,704,733

On July 1, 2026, in connection with the closing of the Business Combination, all outstanding convertible promissory notes and simple agreements for future equity were converted into shares of Old Securitize common stock and exchanged for shares of the Company's common stock; refer to Note 3 for further details. Accordingly, no convertible promissory notes or simple agreements for future equity were outstanding as of September 30, 2026. While outstanding, the fair value of the Company's convertible promissory notes payable approximated their initial carrying value, and as of December 31, 2025 their carrying amount, net of issuance costs, was presented on the unaudited condensed consolidated balance sheets net of associated unamortized debt discounts of $7,297,654.

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There was no interest expense on outstanding debt for the three months ended September 30, 2026, compared to $2,029,981 for the three months ended September 30, 2025. Interest expense totaled $3,374,490 and $4,870,039 for the nine months ended September 30, 2026 and 2025, respectively.

Margin Lending Facility

The Company maintains a margin lending facility with UBS Financial Services Inc., secured by the assets held in the Company’s UBS investment account. As of September 30, 2026, up to $13,400,000 was available under the facility, subject to standard margin lending requirements, including maintaining sufficient eligible collateral in the account. The amount available for borrowing fluctuates with the market value and eligibility of the assets in the account and with deposits and withdrawals, and is not a committed amount. Borrowings under the facility would bear interest at a variable rate based on one-month SOFR plus 65 basis points (4.40% at September 30, 2026 and 4.44% at December 31, 2025). There were no borrowings under the facility during the three and nine months ended September 30, 2026 or the year ended December 31, 2025, and no amounts were outstanding as of September 30, 2026 or December 31, 2025.

11.     STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

Following the Closing, the Company’s certificate of incorporation authorizes 290,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2026, 163,496,850 shares of common stock were issued and outstanding, including the 1,800,000 Sponsor Earnout Shares classified as a liability (refer to Note 3), and no shares of preferred stock were issued or outstanding. Share and per-share amounts for periods before July 1, 2026 have been retroactively restated using the Exchange Ratio (refer to Note 2). The 150,000 shares of Old Securitize common stock held in treasury (666,591 shares after giving effect to the recapitalization) were cancelled at the Closing without payment.

Option Preferred Stock Exercise

In connection with the Series B-1 preferred stock issuance, the Company granted a lead investor an option to purchase up to $20,000,000 of preferred stock upon the occurrence of a qualifying event. On April 28, 2026, the investor notified the Company of its intent to exercise the option in full at an exercise price of $15.56 per share, representing 1,285,347 shares of Series Option redeemable convertible preferred stock. On June 25, 2026, the Company received the $20,000,000 exercise price. The option liability was measured at fair value until the shares were issued in connection with the Closing, when they were remeasured and issued at their fair value in exchange for 5,712,012 shares of Company common stock (refer to Note 3).

Measurement of Redeemable Convertible Preferred Stock

The Company’s redeemable convertible preferred stock (the “Preferred Stock”) was not mandatorily redeemable and had no fixed or determinable redemption date. Redemption could occur only upon a liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event, each of which was outside the Company's control.

The Company carried the Preferred Stock at issuance date fair value, net of issuance costs, and did not adjust the carrying amount to the redemption amount because the Preferred Stock was not redeemable and redemption was not probable before its conversion. The Business Combination described in Note 3 did not give rise to a redemption right. It was not a Deemed Liquidation Event, because the holders of the Company's capital stock outstanding immediately prior to the closing held a majority of the voting power of the combined company immediately following the closing, and a transaction of that kind is excluded from the definition.

On July 1, 2026, the Business Combination closed and all outstanding shares of Preferred Stock converted into shares of common stock. No cash was paid in the conversion, and the carrying amount was reclassified from temporary equity to permanent equity (refer to Note 3).

J Digital 6 LLC Warrant Agreement

On March 6, 2025, Old Securitize issued warrants to J Digital 6 LLC (“JD6”) for promotional services (the “J Digital 6 Warrants”). Following their assumption and amendment at the Closing (see Note 3), the J Digital 6 Warrants are exercisable for up to 3,711,658 shares of the Company’s common stock at $3.375 per share, in four tranches that each vest upon the satisfaction of specified

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

performance conditions. They also carry an entitlement to a portion of the Securitize Earnout Shares. Each vested tranche is exercisable for three years from its vesting date. The terms of the third and fourth tranches were further amended on September 21, 2026, as described below. The J Digital 6 Warrants are accounted for as nonemployee share-based payment awards under ASC 718. Compensation cost for a tranche is recognized as the services are performed over its vesting period, once its vesting conditions are probable of being met.

The first tranche, covering 208,804 shares (927,916 shares after the Exchange Ratio), became probable of vesting in October 2025 and vested on February 14, 2026, at the end of its four-month vesting period. Compensation expense related to the first tranche was $422,623 and $861,268 for the three and nine months ended September 30, 2026, respectively, and is included in “Selling, general & administrative.” The nine-month amount consists of (i) $438,645 recognized in the first quarter of 2026 through the vesting date, with a corresponding increase to mezzanine equity, and (ii) $422,623 of incremental compensation cost recognized upon the modification of the J Digital 6 Warrants at the Closing (see Note 3), with a corresponding increase to additional paid-in capital. No compensation cost was recognized for the three and nine months ended September 30, 2025, as no tranche was then probable of vesting.

At the Closing, the Company assumed and amended the J Digital 6 Warrants, which became exercisable for shares of the Company’s common stock, and accounted for the amendment as a modification under ASC 718, with the unvested tranches measured at their modification-date fair value (refer to Note 3). Subsequently, the triggering condition for the second tranche was satisfied in July 2026, and its four-month collateral period began on July 9, 2026, as later confirmed by the letter agreement described below. The tranche became probable of vesting on that date, and its cost is recognized over the collateral period. The Company recognized compensation expense of $6,002,759 for the second tranche during the three and nine months ended September 30, 2026 within ‘Selling, general & administrative’ expense, with a corresponding increase to additional paid-in capital.

On September 21, 2026, the Company and JD6 entered into a letter agreement amending the J Digital 6 Warrants. The letter agreement resized the third and fourth tranches, so that the four tranches cover 927,916, 927,914, 1,484,662 and 371,166 shares (post Exchange Ratio), respectively, and replaced the vesting conditions of the third and fourth tranches with conditions tied to the Jump Group’s trading of tokenized equity securities on the Company’s broker-dealer platform and alternative trading system. The third tranche vests if the Jump Group meets specified trading and availability conditions through the end of the fourth quarter of 2026, and the fourth tranche vests on the first day the Jump Group is available to trade those securities on the Company’s venues at all times. The amendment was accounted for as a modification of the third and fourth tranches. No compensation cost was recognized for those tranches during the three and nine months ended September 30, 2026, because the related services, the Jump Group’s trading on and availability to the Company’s venues, did not begin until the fourth quarter of 2026. Refer to Note 20 for the status of the third and fourth tranches after September 30, 2026.

Secondary transactions and exchange of Common stock for Series B-4 redeemable convertible preferred stock

During the nine months ended September 30, 2025, certain former employees, co-founders, and related parties sold 653,911 shares of common stock (2,905,941 shares of common stock post Exchange Ratio), 95,203 shares of Series A redeemable convertible preferred stock (423,076 shares of common stock post Exchange Ratio), 4,649 shares of Series B-1 redeemable convertible preferred stock (20,659 shares of common stock post Exchange Ratio), and 64,399 shares of Series B-2 redeemable convertible preferred stock (286,185 shares of common stock post Exchange Ratio) to new and existing investors at purchase prices in excess of the estimated fair value of the respective classes of stock ("2025 secondary transactions"), and the Company waived its right of first refusal applicable to such shares. For the common stock transactions, the Company recorded $8,261,002 in share-based compensation expense, included in 'Compensation and benefits' expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025; for the preferred stock transactions, the Company recorded a deemed dividend of $1,493,539. Both amounts represent the excess of the purchase price paid by these investors over the fair value or carrying value, respectively, of the shares sold.

Also in connection with the 2025 secondary transactions, on March 4, 2025, a preferred stockholder exchanged 421,723 shares of common stock for 421,723 shares of Series B-4 redeemable convertible preferred stock (1,874,114 shares of common stock post Exchange Ratio) with a fair value of $6,325,845 at the time of the exchange; the common shares received were subsequently retired. There were no secondary transactions during the three and nine months ended September 30, 2026.

12. INCOME TAXES

The Company accounts for income taxes in interim periods in accordance with ASC 740-270, Income Taxes, Interim Reporting. Under ASC 740-270, interim tax provisions are generally determined using an estimated annual effective tax rate applied to year-to-

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

date ordinary income or loss, adjusted for discrete items. Due to the Company’s full valuation allowance against its deferred tax assets, the estimated annual effective tax rate method is not meaningful. As a result, the Company determined its income tax provision for the nine months ended September 30, 2026 using a year-to-date actual method. The provision primarily reflects current income taxes payable or refundable for the period, while deferred tax benefits generated during the period are offset by corresponding changes in the valuation allowance.

The provision for income taxes and the effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for income taxes	$44,090	$81,138	$126,289	$243,413
Effective income tax rate	(0.07)%	0.93%	(0.13)%	(19.64)%

The effective tax rates differ from the statutory tax rates for the three and nine months ended September 30, 2026 and 2025 primarily due to the Company's full valuation allowance position against net deferred tax assets. The provision for income taxes for the three and nine months ended September 30, 2026 and 2025 included estimated federal, state, and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.

The valuation allowance was $37,964,000 as of September 30, 2026 compared to $28,651,000 as of December 31, 2025. The increase during the nine months ended September 30, 2026 relates to a full valuation allowance primarily recorded against additional net operating losses generated during the year.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, the Company considers taxable income in prior carryback years, as permitted under the tax law, forecasted taxable earnings, tax planning strategies, and the expected timing of the reversal of temporary differences. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information and is performed on a jurisdiction-by-jurisdiction basis. The Company faces uncertainties in forecasting its operating results going forward. This operating uncertainty also makes it difficult to predict the availability and utilization of tax benefits over the next several years. As a result, management has concluded, as of September 30, 2026, it is more likely than not the Company’s net deferred tax assets will not be realized, and a full valuation allowance against net deferred tax assets in all jurisdictions is still warranted as of September 30, 2026. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If the Company achieves sustained positive operating results in future periods and believes future taxable income can be more reliably forecasted, the Company may release all or a portion of the valuation allowance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.

13. RELATED PARTY TRANSACTIONS

Management Fees

The Company is entitled to earn management fees for fund management services provided to certain investment funds that are considered related parties of the Company. Accounts receivable related to these management fees totaled $459,793 and $594,435 as of September 30, 2026 and December 31, 2025, respectively, and are included within ‘Accounts receivable, related parties’ on the unaudited condensed consolidated balance sheets. Management fee revenues totaled $430,157 and $211,953 for the three months ended September 30, 2026 and 2025, respectively, and $900,438 and $451,567 for the nine months ended September 30, 2026 and 2025, respectively, and are included within ‘Revenue’ on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Collateralized Lending – Related Parties

During 2025, the Company entered into lending arrangements with certain related parties of the Company in which the Company advanced an aggregate amount of $2,253,026 in certain digital assets also borrowed by the Company during the year ended December 31, 2025, of which $290,356 was still outstanding as of December 31, 2025. These amounts were included within ‘Digital

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assets loan receivable, related parties’ on the unaudited condensed consolidated balance sheets. All of the remaining lending arrangements entered into with related parties were settled and fully repaid during the first quarter of 2026.

Secondary transactions and exchange of Common stock for Series B-4 redeemable convertible preferred stock

During the nine months ended September 30, 2025, the Company waived its right of first refusal in connection with certain secondary transactions involving its equity securities held by certain former employees, co-founders, and related parties, which resulted in the recognition of stock‑based compensation expense and deemed dividends recorded in the consolidated financial statements. There were no such transactions during the nine months ended September 30, 2026. Refer to Note 11 for additional information.

Notes Receivable, Related Parties

In January 2019, the Company provided funds in the form of a promissory note, as most recently amended in December 2022, totaling $89,879 to Batch 22X Ltd. (“Batch 22X”), which is managed by the co-founders and members of the Company’s management. There is no interest due and the note matures on December 31, 2029. The outstanding balance of the note totaled $66,109 as of September 30, 2026 and December 31, 2025. The balance of this note was recorded as ‘Notes receivable, related parties’ on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

On August 6, 2025, the Company signed a loan agreement with SIZE Foundation, a Cayman Islands foundation company and related party, to provide SIZE Foundation with an unsecured revolving credit facility of up to $500,000, which was subsequently amended to increase the credit line to $2,000,000 during the quarter ended December 31, 2025. During 2026 the loan agreement was amended to increase the credit line to $3,000,000, which became effective on May 12, 2026. Borrower may repay the loan at any time but must fully repay each advance no later than 5 years from the advance date. Interest is accrued on the unpaid principal balance of the loans at a per-annum rate equal to the midterm applicable federal rate (“AFR”) for quarterly compounding most recently published by the Internal Revenue Service. Borrowers can request advances at least one business day before the desired date of advance, subject to the maximum loan amount not being exceeded. The outstanding balance was recorded as ‘Notes receivable, related parties’ on the Company’s unaudited condensed consolidated balance sheets in the amounts of $2,670,093 and $556,282 as of September 30, 2026 and December 31, 2025, respectively.

SIZE Foundation is a Cayman Islands non-profit foundation, established with the Company's support to promote real-world asset tokenization. It has no equity owners or profit-sharing rights. Though considered a related party due to the Company's role in its formation, the Company holds no ownership or economic interest and does not control it; therefore, it is not a consolidated entity or VIE. The Company entered into the loan agreement to fund SIZE Foundation's initial operating and working capital needs in furtherance of its stated objects, which are complementary to and supportive of the Company's own tokenization business. The facility was extended on an unsecured basis at the applicable federal rate described above, and was negotiated in the ordinary course consistent with the Company’s other lending arrangements with related entities.

In February 2022, the Company executed an unsecured credit facility to a related party, Securitize KKR Platform SPC, Ltd. (“Securitize KKR”), with a maximum loan amount not to exceed $15,000,000 to fund capital calls. Securitize Capital, a wholly owned subsidiary of the Company, is the General Partner of Securitize KKR. The borrower may repay each advance at any time or from time to time, provided that each advance is repaid in full prior to the 5-year anniversary of each advance. This credit facility does not provide for a stated interest charge. The outstanding balance was $4,498,770 and $3,476,639 as of September 30, 2026 and December 31, 2025, respectively. The balance of this note was recorded as ‘Notes receivable, related parties’ on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

On July 14, 2023, the Company signed a loan agreement with Securitize Capital Hamilton Lane Equity Opportunity Fund L.P. (“Securitize Capital Hamilton Lane Fund”, or the “Borrower”), a related party, for up to $7,000,000. Borrower may repay the loan at any time but must fully repay each advance no later than 5 years from its issuance date. This note is interest free. Borrower can request advances at least one business day before the desired date of advance, subject to the maximum loan amount not being exceeded. The outstanding balance was $1,262,384 and $1,084,957 as of September 30, 2026 and December 31, 2025, respectively. The balance of this note was recorded as ‘Notes receivable, related parties’ on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. Separately, the Company holds a $822,258 investment in the Hamilton Lane SCOPE Securitize Tokenized Feeder, L.P., which is included in the ‘Investments’ line item on the Company's unaudited condensed consolidated balance sheets and is further described in Note 14.

The related party loan arrangements with the Securitize KKR and Securitize Capital Hamilton Lane funds were entered into in the ordinary course of business to support liquidity and working capital needs at those funds. The related notes receivable fund capital

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

calls in accordance with the Company's required commitment. The Company receives Limited Partner interests in these funds based on the amount of capital contributed. These L.P. interests increase and decrease directly with the capital contributed and repaid, along with respective changes in the fund’s Net Asset Value (“NAV”). Therefore, the Company elected to apply the NAV practical expedient for the L.P. interests, with changes in NAV recorded in Other income (expense), net on the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

14. VARIABLE INTEREST ENTITIES

The Company holds variable interests in certain entities that meet the definition of a VIE under ASC 810, Consolidation (“ASC 810”). These entities were evaluated to determine whether the Company is the primary beneficiary and, therefore, required to consolidate their financial results.

Consolidated VIE

During the nine months ended September 30, 2026, the Company obtained an equity interest in HINC. This equity interest represents a tokenized interest in the participating, non‑voting equity shares of HINC, providing exposure to the full residual returns and losses of the underlying portfolio without conferring any governance or decision‑making rights with respect to the CLOs or their managers. The Company also obtained an equity interest in HINC’s management, voting equity shares which do not have the right to participate in full residual returns of the underlying portfolio. The Company is the primary beneficiary of HINC because the Company has both (i) the power to direct the activities that most significantly impact HINC’s economic performance, which are selecting and managing HINC’s investments, through its ownership of voting equity interests and its role as the investment manager and (ii) the obligation to absorb losses and the right to receive benefits that could potentially be significant to HINC through its equity interests.

The Company has provided support in the form of an equity investment of approximately $25 million, and in return, the Company received 24,927 participating, non-voting equity shares of HINC. The majority of HINC’s initial capital has been provided by the Company. The assets of HINC are not available to creditors of the Company, and the investors in the consolidated VIE have no recourse against the assets of the Company. Similarly, there is no recourse to the Company for the HINC’s liabilities. As of September 30, 2026, cash and cash equivalents of HINC includes $522,681 of cash held in HINC’s general operating account for the fund. As of September 30, 2026 other assets of the VIE include short-term dividend and interest receivables from investments of $604,313 which are included in ‘Prepaid expenses and other current assets’ on the Company’s unaudited condensed consolidated balance sheet. Other liabilities of HINC as of September 30, 2026 include accounts payable and accrued expenses of $185,826, which are included in ‘Accrued expenses and other current liabilities’ on the Company’s unaudited condensed consolidated balance sheet. HINC’s remaining net assets other than its investments are not significant to the Company’s unaudited condensed consolidated financial statements.

The following table presents the investments of HINC:

September 30, 2026
Debt Instruments, at fair value	$26,690,883
Collateralized loan obligations, at fair value	1,249,053
Total Investments	$27,939,936

In addition, the Company recognizes revenue and expenses of HINC, which are recorded as net losses from investments held by consolidated VIE on the Company’s unaudited condensed consolidated statements of operations.

Unconsolidated VIEs

As of September 30, 2026 and December 31, 2025, the Company identified Securitize AAA CLO Tokenized Fund, Ltd., Apollo Diversified Credit Securitize Fund, Hamilton Lane SCOPE Securitize Tokenized Feeder, L.P., Securitize KKR, Securitize Capital Hamilton Lane Fund, and VanEck Treasury Fund, Ltd. as VIEs; the Company’s relationships with these funds are outlined in the table below.

During the year ended December 31, 2025, the Company obtained an equity interest in Securitize AAA CLO Tokenized Fund, Ltd. This equity interest represents a tokenized interest in the participating, non‑voting equity shares of Securitize AAA CLO Tokenized Fund, Ltd., providing exposure to the full residual returns and losses of the underlying portfolio without conferring any governance or decision‑making rights with respect to the CLOs or their managers. The Company also obtained an equity interest in Securitize AAA CLO Tokenized Fund, Ltd.’s management, voting equity shares which do not have the right to participate in full residual returns of the underlying portfolio. The Company is not the primary beneficiary of Securitize AAA CLO Tokenized Fund, Ltd. because the

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to Securitize AAA CLO Tokenized Fund, Ltd.

The Company is not the primary beneficiary of the Apollo Diversified Credit Securitize Fund, Hamilton Lane SCOPE Securitize Tokenized Feeder, L.P., Securitize KKR Platform SPC Ltd., Securitize Capital Hamilton Lane Equity Opportunity Fund L.P., and VanEck Treasury Fund, Ltd. because the Company does not have the power to direct the activities that most significantly affect the economic performance of these VIEs. Accordingly, the Company does not consolidate these VIEs in its unaudited condensed consolidated financial statements.

The Company’s maximum exposure to loss as a result of its involvement with these VIEs consists of the carrying amounts of its assets related to the VIEs, presented below, and, for Securitize KKR and Securitize Capital Hamilton Lane Fund, the Company’s remaining commitments to fund capital calls under the related credit facilities (refer to Notes 13 and 17). The carrying amounts of the Company’s assets related to these VIEs are as follows:

	September 30, 2026	December 31, 2025
Securitize Capital Hamilton Lane Equity Opportunity Fund, L.P.
Notes receivable, related parties	$1,262,384	$1,084,957
Securitize AAA CLO Tokenized Fund, Ltd.
Investments	$—	$5,000,000
Securitize KKR Platform SPC, Ltd.
Notes receivable, related parties	$4,498,770	$3,476,639
Hamilton Lane SCOPE Securitize Tokenized Feeder, L.P.
Investments	$822,258	$862,798
Restricted tokenized assets	$—	$1,103,171
Apollo Diversified Credit Securitize Fund
Investments	$1,761,987	$1,157,270
Restricted tokenized assets	$—	$619,494
VanEck Treasury Fund, Ltd.
Investments	$5,000,000	$5,000,000
Cash and cash equivalents	$164,586	$14,813

15. LENDING AND COLLATERALIZATION ARRANGEMENTS INVOLVING TOKENS

Beginning in November 2024, the Company entered into lending arrangements, governed by Master Loan and Security Agreements (“MLSAs”), with certain investors in tokenized funds (the “counterparties”). Under these arrangements, the counterparties transferred tokenized assets to the Company as collateral for advances of digital assets. The Company locked the collateral in smart contracts and used it to borrow digital assets, primarily from decentralized finance protocols, which funded the advances. The Company wound down all of these arrangements during the final months of 2025 and in the first quarter of 2026.

As of December 31, 2025, collateral received from counterparties of $1,722,665 was recorded within ‘Restricted tokenized assets’, with a liability of the same amount within ‘Obligation to return collateral’. Related borrowings of $101,109 were recorded within ‘Digital asset borrowings’, and advances to counterparties of $99,647 within ‘Digital assets loan receivable’. Digital assets advanced to related parties of $290,356, recorded within ‘Digital assets loan receivable, related parties’, are described in Note 13.

16. EARNINGS (LOSS) PER SHARE

The following table presents the components of basic and diluted earnings (loss) per share:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2026	2025	2026	2025

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) from continuing operations	$(66,263,756)	$8,597,683	$(95,885,610)	$(1,482,623)
Add: Net loss attributable to NCI	117,189	—	117,189	—
Less: Deemed dividend to preferred stockholders	—	—	—	(1,493,539)
Less: Undistributed earnings from continuing operations allocated to redeemable convertible preferred stock	—	(4,977,183)	—	—
Net income (loss) from continuing operations attributable to common stockholders – basic	(66,146,567)	3,620,500	(95,768,421)	(2,976,162)
Loss from discontinued operations, net of tax	—	(4,511,799)	—	(5,702,653)
Add: Undistributed losses from discontinued operations allocated to redeemable convertible preferred stock	—	2,611,873	—	—
Net loss from discontinued operations attributable to common stockholders – basic	—	(1,899,926)	—	(5,702,653)
Net income (loss) attributable to common stockholders – basic	$(66,146,567)	$1,720,574	$(95,768,421)	$(8,678,815)

Income (loss) from continuing operations, net of tax	$(66,263,756)	8,597,683	$(95,885,610)	(1,482,623)
Add: Net loss attributable to NCI	117,189	—	117,189	—
Add: Interest on convertible notes	—	2,029,981	—	—
Less: Deemed dividend to preferred stockholders	—	—	—	(1,493,539)
Less: Change in fair value of derivative liability	—	(8,339,000)	—	—
Less: Undistributed earnings from continuing operations allocated to redeemable convertible preferred stock	—	(4,977,183)	—	—
Net income (loss) from continuing operations attributable to common stockholders – diluted	(66,146,567)	(2,688,519)	(95,768,421)	(2,976,162)
Loss from discontinued operations, net of tax	—	(4,511,799)	—	(5,702,653)
Add: Undistributed losses from discontinued operations allocated to redeemable convertible preferred stock	—	2,611,873	—	—
Net loss from discontinued operations attributable to common stockholders – diluted	—	(1,899,926)	—	(5,702,653)
Net income (loss) attributable to common stockholders – diluted	$(66,146,567)	$(4,588,445)	$(95,768,421)	$(8,678,815)

Weighted average common stock shares outstanding – basic	161,493,354	38,210,910	80,485,210	38,262,890
Add: Weighted-average effect of convertible promissory notes	—	14,818,011	—	—
Weighted average common stock shares outstanding – diluted	161,493,354	53,028,921	80,485,210	38,262,890

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) from continuing operations per share of common stock:
Basic	$(0.41)	$0.10	$(1.19)	$(0.08)
Diluted	$(0.41)	$(0.05)	$(1.19)	$(0.08)

Net income (loss) from discontinued operations per share of common stock:
Basic	$—	$(0.05)	$—	$(0.15)
Diluted	$—	$(0.04)	$—	$(0.15)

Net income (loss) per share of common stock:
Basic	$(0.41)	$0.05	$(1.19)	$(0.23)
Diluted	$(0.41)	$(0.09)	$(1.19)	$(0.23)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders as of September 30, 2026 and September 30, 2025, because including them would have been anti-dilutive (on a treasury stock method or an if-converted method based on the nature of the securities), or if certain contingencies were not met:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Potentially dilutive securities end of period:
Convertible Promissory Notes Payable	—	1,208,287	—	16,026,298
Convertible Preferred Stock	—	52,529,406	—	52,529,406
Options to purchase common stock	14,129,112	15,048,248	14,129,112	15,048,248
SAFEs	—	1,584,204	—	1,584,204
Option to purchase Option Preferred Stock (NHTV Side Letter Option)	—	5,712,012	—	5,712,012
J Digital Warrants	3,711,658	3,711,658	3,711,658	3,711,658
Restricted Stock Units	2,309,038	—	2,309,038	—
Securitize Earnout Shares	6,250,000	—	6,250,000	—
Sponsor Earnout Shares	1,800,000	—	1,800,000	—
Total	28,199,808	79,793,815	28,199,808	94,611,826

17. COMMITMENTS AND CONTINGENCIES

Legal Claims

The Company, from time to time, is subject to legal proceedings, claims, and assessments which arise in the normal course of its business. We record an accrual for loss contingencies at management’s best estimate when we determine that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the minimum amount in the range. If a loss is not probable, or a probable loss cannot be reasonably estimated, no accrual is recorded.

tZERO Patent Matter

On June 15, 2026, tZERO Group, Inc. delivered a letter to the Company, and issued a related press release, asserting that certain of the Company's products, including its DS Protocol and Vault Registrar, infringe U.S. Patent Nos. 11,216,802 ("Self-Enforcing Security Token Implementing Smart-Contract-Based Compliance Rules Consulting Smart-Contract-Based Global Registry of Investors") and 11,394,560 ("Crypto Integration Platform”). On June 22, 2026, Securitize, Inc. filed a complaint against tZERO Group, Inc. and tZERO IP, LLC in the United States District Court for the District of Delaware seeking a declaratory judgment that it does not infringe

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

those patents (Securitize, Inc. v. tZERO Group, Inc. et al., Case No. 1:26-cv-00722-GBW (D. Del.)). On July 17, 2026, tZERO filed an Amended Answer and Counterclaims asserting infringement of those two patents along with U.S. Patent No. 12,223,496 (“Self-Enforcing Security Token Implementing Smart-Contract-Based Compliance Rules Consulting Smart-Contract-Based Global Registry of Investors”), U.S. Patent No. 12,099,996 (“Verifying Transaction Address Is Whitelisted Before Allowing Transfer To Transaction Address of Self-Regulating Token Requiring Whitelisted Transaction Address to Withdraw Self-regulating Token”), and U.S. Patent No. 12,051,078 (“Account Owner Funding of Know Your Customer and Accredited Investor Verification Renewal and Monitoring Charges Through Coin Payment”). The counterclaims seek monetary damages and injunctive relief. On August 21, 2026, the Company moved to dismiss tZERO’s counterclaims and, as of November 13, 2026, that motion remains pending.

The Company disputes tZERO’s allegations and believes they are without merit. The matter is at a preliminary stage; discovery had not commenced as of September 30, 2026. The Company is therefore unable to determine the likelihood of an unfavorable outcome or to estimate the amount or range of reasonably possible loss, and no accrual has been recorded. An unfavorable resolution could result in monetary damages or injunctive relief limiting the Company's use of technology underlying its platform, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Regulatory Risk

The Company’s business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which it operates. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, and related technologies.

As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the digital asset economy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. To the extent the Company has not complied with such laws, rules, and regulations, the Company could be subject to significant fines, revocation of licenses, limitations on the Company’s products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect the Company’s business, operating results, and financial condition.

Capital Call Commitments

The Company is a party to separate notes receivables issued to related parties, Securitize KKR and Securitize Capital Hamilton Lane Equity Opportunity Fund, as detailed in Note 13. For each of the funds, the Company is responsible to cover capital calls up to their remaining commitment amount, which is the total commitment amount as described as the maximum loan amounts outlined in Note 13, less the amount committed to date. The Company did not record a commitment liability as of September 30, 2026 or December 31, 2025 for the remaining commitment amount, because it is not probable that the Company will be required to pay the full commitment.

Strategic Partnership Commitment

In August 2026, the Company entered into a four-year strategic partnership agreement with a developer of decentralized lending protocol software. Under the agreement, the Company will contribute $12 million to fund incentives on the developer's protocol. The Company paid $8 million in September 2026, of which $3 million is included in ‘Prepaid expenses and other current assets’, net of amortization recorded during the period, and $4.75 million is included in ‘Other noncurrent assets’ in the unaudited condensed consolidated balance sheets as of September 30, 2026. The remaining $4 million was paid in October 2026.

18. REVENUE

Major Solutions/Service Offerings

The following table summarizes revenues from our major solutions/service offerings:

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Tokenization	$11,456,572	$8,929,636	$30,430,916	$29,065,692
Asset Servicing	7,153,698	7,570,406	22,093,665	16,730,545
Total	$18,610,270	$16,500,042	$52,524,581	$45,796,237

Tokenization

Tokenization revenue consists of services related to ecosystem expansion, as well as the trading, enhancement of utility, and distribution of digital assets. Revenue from on-chain contracts is recognized at a point in time upon completion of blockchain integration, when the technical integration is complete. Revenue from trading activities is recognized at a point in time when the related trades are executed. In addition to integration services, tokenization arrangements typically include performance obligations for ongoing maintenance and support services, with the associated revenue recognized ratably over the contractual term. Placement fees associated with making assets available for distribution are recognized either at a point in time or over the contract period, depending on the specific terms of the agreement. Fund management fees earned for advisory services provided to tokenized funds are recognized over time as the services are performed.

Asset Servicing

Asset Servicing revenue includes fees earned for ongoing operational and administrative services provided to issuers, asset managers, and investors throughout the lifecycle of a fund or digital asset. These services include recordkeeping, transfer processing, fund accounting, and compliance support. Fees related to setup activities, including the initial recording of investor information on the blockchain and investor onboarding procedures such as know your customer (“KYC”) verification and accreditation, are recognized at a point in time when the initial services are delivered, while recurring service fees are recognized over time over the agreement term for those support services which are made available equally over the contract terms.

During the three months ended September 30, 2026 and 2025, one counterparty and two counterparties accounted for 48%, and 34% and 13% of total revenue, respectively. During the nine months ended September 30, 2026 and 2025, three counterparties accounted for 17%, 12% and 11%, and 14%, 13% and 12% of total revenue, respectively.

Contract Assets and Deferred Revenue

The table below summarizes changes in contract assets for the nine months ended September 30, 2026:

September 30, 2026
Beginning balance - December 31, 2025	$15,271,214
Revenue recognized	37,296,952
Reclassified to accounts receivable	(44,659,522)
Ending balance - September 30, 2026	$7,908,644

The table below summarizes changes in deferred revenue for the nine months ended September 30, 2026:

September 30, 2026
Beginning balance - December 31, 2025	$6,503,357
Revenue deferred	11,131,304
Revenue recognized	(13,258,790)
Ending balance - September 30, 2026	$4,375,871

During the nine months ended September 30, 2026, the Company recognized $5,278,696 in revenue that was included in the beginning deferred revenue balance of $6,503,357 as of December 31, 2025. During the nine months ended September 30, 2025, the Company recognized $2,845,012 in revenue that was included in the beginning deferred revenue balance of $3,075,369 as of December 31, 2024.

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of each of September 30, 2026 and December 31, 2025, the Company had one and three customers, respectively, each of whom accounted for more than 10% of the Company’s recoverable asset balances from its contracts with customers (within the Accounts receivable, net, Digital assets receivable, and Contract assets line items) when taken in the aggregate for all such balances outstanding.

As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $11,450,043. The Company expects to recognize approximately $4,908,604 during the remainder of 2026, $3,464,938 during 2027, and $3,076,501 thereafter.

19. SEGMENT INFORMATION

The Company operates as one reportable segment. Our Chief Executive Officer, who serves as our Chief Operating Decision Maker, manages the business on a consolidated basis and evaluates performance using multiple metrics, including consolidated net income (loss) as reported on our unaudited condensed consolidated statements of operations and comprehensive income (loss). Consolidated net income (loss) is the primary measure of segment performance and is used to assess results and to allocate and prioritize resources during our planning and forecasting processes. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. Customers include institutional asset managers, corporations and enterprises, alternative investment platforms, and retail & accredited investors.

The following table is a reconciliation of our measure of segment profit or loss, significant segment expenses, and other segment items to consolidated net income (loss) as reported on the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$18,610,270	$16,500,042	$52,524,581	$45,796,237
Less significant expenses:
Cost of revenue (exclusive of items shown below)	(4,536,706)	(3,513,882)	(12,987,718)	(8,793,163)
Employee costs[1]	(16,457,551)	(4,433,132)	(36,106,032)	(24,438,206)
Professional services[1]	(9,668,300)	(2,328,905)	(16,353,551)	(4,918,011)
Marketing[1]	(7,351,795)	(379,153)	(9,871,369)	(878,758)
Total significant expenses	(38,014,352)	(10,655,072)	(75,318,670)	(39,028,138)
Other segment items[2]	(46,859,674)	2,752,713	(73,091,521)	(8,250,722)
Net income (loss) from continuing operations, net of tax	(66,263,756)	8,597,683	(95,885,610)	(1,482,623)
Net loss from discontinued operations, net of tax	—	(4,511,799)	—	(5,702,653)
Net income (loss)	$(66,263,756)	$4,085,884	$(95,885,610)	$(7,185,276)
(1) Employee costs are included within ‘Compensation and benefits’ on the unaudited condensed consolidated statements of operations and comprehensive income (loss); professional services and marketing expenses are included within ‘Selling, general & administrative’ on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(2) Other segment items include expenses related to software subscriptions, depreciation and amortization, rent expense, licenses and regulatory fees, insurance, and transportation, which are included within ‘Selling, general & administrative’ on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Other segment items also include ‘Other income (expense), net’, ‘Provision for expected credit losses’, ‘Loss on digital assets from operations, net’, ‘Interest expense’, ‘Interest income’, ‘Dividend income’, ‘Loss on digital assets held for investment, net’, ‘Change in fair value of option liability’, ‘Change in fair value of simple agreements for future equity’, ‘Change in fair value of derivative liability’, Loss on settlement of convertible instruments, net, Change in fair value of earnout liabilities, and Provision for income taxes, which are presented as such on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

SECURITIZE CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. SUBSEQUENT EVENTS
In accordance with ASC 855, Subsequent Events, management has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued. Other than the events noted below, there were no subsequent events that require recognition or disclosure in the unaudited condensed consolidated financial statements.

Definitive Merger Agreement

On November 6, 2026, the Company entered into a definitive agreement to acquire an institutional asset-backed financing platform. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions. The purchase consideration consists of a combination of cash, shares of the Company's common stock, and contingent consideration. The Company is currently evaluating the accounting for the transaction under ASC 805, Business Combinations.

Share Repurchase Program

On November 6, 2026, Securitize's Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. The share repurchase program will remain open through December 31, 2027 and does not obligate the Company to purchase any shares and may be modified, suspended or terminated at any time. The share repurchase program will be funded from available cash on hand.

J Digital 6 Warrant

As described in Note 11, on September 21, 2026 the Company and JD6 amended the vesting conditions of the third and fourth tranches of the JD6 warrant. Those tranches represent 1,484,662 and 371,166 shares of the Company’s common stock, respectively, at an exercise price of $3.375 per share. During October 2026, the Company launched trading of convertible entitlement tokens on the Securitize Markets venue. The third and fourth tranches are expected to vest during the fourth quarter of 2026 if their trading and availability conditions continue to be met. The Company expects to recognize compensation cost for these tranches, as applicable, in the fourth quarter of 2026; an estimate of that cost cannot be made at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with Securitize’s unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to Securitize’s plans and strategy for its business, includes forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in the “Risk Factors” and other sections of the Company's Registration Statement on Form S-1 filed with the SEC on July 31, 2026 (File No. 333-297848) (the "Form S-1" or "S-1"), including “Cautionary Statement Regarding Forward-Looking Statements.” Therefore, actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this section to “Securitize,” the “Company,” “we,” “our” or “us” refer to Securitize Corp. (f/k/a Securitize Holdings, Inc.) and its consolidated subsidiaries following the consummation of the Business Combination and, for periods prior to the consummation of the Business Combination, to Securitize, Inc. (now known as Securitize I, Inc.) (“Old Securitize”) and its consolidated subsidiaries, which was treated as the accounting acquirer in the Business Combination. Capitalized terms used but not defined in this section have the meanings given to them in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain amounts in the tables below may not foot, crossfoot, or recalculate, as applicable, due to rounding.

Securitize Overview

Securitize was the first digital securities issuance platform, coming to market in January 2018. We believe Securitize and its subsidiaries have built the most comprehensive and trusted infrastructure for tokenizing financial assets on-chain. The Company operates a fully regulated, end-to-end platform for the issuance, trading and servicing of tokenized securities. Securitize is the only vertically integrated tokenization provider with SEC-registered entities across a transfer agent, broker-dealer, alternative trading system (“ATS”) and investment adviser (registered in July 2026), which, together with our fund administration services, enables a complete lifecycle for tokenized assets. These registrations enable Securitize to legally issue, manage, and trade digital securities in the United States under the same framework that governs traditional equities and bonds, while leveraging the efficiency and transparency of blockchain technology.

Key Factors Affecting Our Operating Performance

Growth of the Internet financial system

The Internet financial system is increasingly being built on blockchain infrastructure, and represents a fundamental shift that we believe will result in a profound change to the existing financial system by materially improving efficiency, reducing costs, expanding accessibility, and accelerating innovation. While the Internet financial system has grown rapidly, it remains in its infancy and is very small relative to the legacy financial system. We believe we are well positioned to benefit from the growth of this emerging, transformative space, and we expect increased adoption and expansion of the Internet financial system to be a key driver of growth in all our products and services, and hence of our overall financial performance.

Growth in Tokenized Assets on Platform

We believe our long-term revenue growth is linked to our ability to grow Tokenized Assets on Platform, which depends on our ability to expand our direct and indirect distribution channels and partnerships, launch new tokenized products with existing and new asset managers, and increase the utility of tokenized securities, including through compliant integrations with decentralized finance (“DeFi”) protocols. Currently, our tokenization revenue is driven primarily by fees for blockchain integration and related maintenance and support services. Fees that vary with the value of Tokenized Assets on Platform or with transaction activity in those assets are not yet a significant source of revenue. Over time, we seek to increase the revenue we generate from Tokenized Assets on Platform, including through asset-based and transaction-based fees and by expanding adjacent services, such as fund administration and trading, lending and borrowing activities. Changes in investor demand for tokenized products, including demand for tokenized U.S. Treasury and money market products as interest rates change, could affect Tokenized Assets on Platform and our results of operations.

Government regulation

At Securitize, we have always had a “regulation-first” philosophy, which has led to significant investments in compliance infrastructure for the tokenization of real-world assets (“RWAs”). We expect to continue allocating significant resources to keep our practices aligned with evolving regulations in the U.S. and in the European Union, where our investment firm license from the Spanish regulator has been passported to 15 other EU countries and we have applied for a license under the EU’s DLT Pilot Regime. Other major jurisdictions, including Hong Kong, Japan, Singapore and the United Arab Emirates, are also developing frameworks that govern tokenized assets.

In the U.S., the GENIUS Act, enacted in July 2025, established a federal framework for payment stablecoins, and in December 2025 SEC staff clarified the conditions under which broker-dealers may custody crypto asset securities. Securitize Markets, our broker-dealer subsidiary, subsequently received FINRA approval to custody tokenized securities. On September 17, 2026, the SEC issued a temporary, conditional exemptive order (the “Innovation Exemption”) to facilitate on-chain trading of tokenized National Market System (“NMS”) stock through September 17, 2031, while market structure legislation, the Digital Asset Market Clarity Act of 2025, did not advance in the U.S. Senate in September 2026. We believe increased regulatory certainty will accelerate adoption of tokenized assets; however, regulatory developments may also impose new compliance obligations or increase competition.

Growth in TradFi market

We believe the continued adoption of tokenized real-world assets and blockchain-enabled financial infrastructure will support long-term demand for our platform and servicing capabilities. Over the medium term, we intend to expand into the traditional finance (“TradFi”) market, which we estimate at over $400 trillion. TradFi investors have historically faced barriers to adopting tokenized securities, including the need to use digital wallets and connect to multiple blockchains, and limited support from broker-dealers and custodians. We intend to address these barriers by integrating with TradFi platforms and simplifying the user experience, including through custody of tokenized securities by our broker-dealer, and by offering tokenized products, including issuer-led tokenized public equities, that provide more efficient fractional ownership, lower minimum investment thresholds, self-directed management capabilities and additional liquidity options.

Price and volatility of digital assets

Values of certain digital assets have been highly volatile. Speculation about future changes in the value of digital assets can increase that volatility, which may materially and adversely affect the value of the digital assets we hold, including digital assets received as consideration from operations and digital assets held for investment. Changes in investor confidence and the resulting price fluctuations may also reduce trading volumes and activity across the digital asset ecosystem, where many of our tokenized products are distributed and used, which could negatively affect our business and results of operations.

Adoption of digital assets

The digital asset ecosystem has matured significantly since the rapid growth of 2021 and the contraction that followed in 2022, through ongoing technological innovation, expanding commercial applications, increasing regulatory engagement, and growing participation by institutional investors and enterprises. Tokenization in particular has begun to shift from experimentation to production, as leading financial institutions build and deploy tokenization infrastructure to support live, revenue-generating products.

Adoption of digital assets has evolved beyond an initially retail-driven user base to include asset managers, financial institutions, corporations, and other organizations utilizing digital assets and blockchain technology for investment, operational, and commercial purposes. The launch of spot-based digital asset exchange-traded funds (“ETFs”) in the United States in 2024 contributed to broader accessibility and increased participation by traditional financial market participants. In addition, according to data published by RWA.xyz, the value of tokenized real-world assets distributed on public blockchain networks increased from approximately $25 billion at the end of 2025 to approximately $39 billion as of September 30, 2026, reflecting increasing adoption of tokenization across asset classes including government securities, private credit, commodities, equities, and real estate. Over the same period, the number of holders of tokenized real-world assets increased from approximately 0.6 million at the end of 2025 to more than 5.0 million as of September 30, 2026.

However, historical trends are not indicative of future adoption, and it is possible that adoption of digital assets, tokenization technologies, and blockchain-based infrastructure may slow, take longer to develop, or never achieve broad acceptance, which could negatively impact our business and operating results.

Other challenges and risks

We are operating in new industries that are highly innovative, rapidly evolving and characterized by intense competition, experimentation, changing customer needs, and the frequent introduction of new products and services. We are subject to uncertain and evolving industry and regulatory requirements. While we believe we are well-positioned to capitalize on market opportunities made possible by the rapid evolution of the digital assets ecosystem, due to the relatively nascent stage of our industries and other challenges that we face, our business model also presents certain material risks.

Participants in the digital asset industry, including investors, consumers and providers of goods and services, may incur higher costs than participants in established markets, including elevated legal and financial advisory fees, significant resources to monitor and maintain compliance with applicable laws and regulations, and elevated and unpredictable costs of custody, transactions, insurance and theft. Other material risks specific to our industry include limited liquidity in secondary markets for tokenized securities; reliance on blockchain networks and smart contracts, which may experience outages, coding errors or network congestion; exposure to cybersecurity incidents, malicious actors and platform vulnerabilities; and uncertainties in the tax and accounting treatment of digital assets.

Key Indicators of Performance and Financial Condition

The Company uses a variety of operating and financial metrics, including a non‑U.S. GAAP (“non‑GAAP”) financial measure, to evaluate the performance of its business and assess its financial condition. Key financial metrics include total revenue, net income (loss), and Adjusted EBITDA. Key operating metrics include average Tokenized Assets on Platform (previously referred to as assets under management, or “AUM”), assets under administration ("AUA"), and transaction volume, as defined below.

Average Tokenized Assets on Platform

Average Tokenized Assets on Platform refers to the total value of assets tokenized by Securitize across both funds and equities, presented on an average basis during a period. This metric was previously referred to as AUM or Tokenized Assets Under Management. The renaming does not reflect any changes to underlying data, historical figures, or the calculation methodology, which remains consistent with how AUM was previously presented. It serves as an indicator of Securitize’s operational scale and market traction, reflecting both investor confidence and the platform’s ability to attract and retain high-quality issuers. The following table presents Securitize’s Average Tokenized Assets on Platform for the periods indicated:

(in billions)	Average Tokenized Assets on Platform
During the three months ended September 30, 2026	$5.0
During the nine months ended September 30, 2026	$4.2
During the three months ended September 30, 2025	$3.6
During the nine months ended September 30, 2025	$3.0

Average Tokenized Assets on Platform for the three months ended September 30, 2026 was $5.0 billion, an increase of $1.4 billion, or 39%, compared to $3.6 billion for the three months ended September 30, 2025. Average Tokenized Assets on Platform for the nine months ended September 30, 2026 was $4.2 billion, an increase of $1.2 billion, or 39%, compared to $3.0 billion for the nine months ended September 30, 2025.

Assets Under Administration

Assets under administration (“AUA”) represents the aggregate value of assets for which the Company provides fund administration services, including subscription and redemption processing, recordkeeping, and related fund servicing functions, as of the measurement date. As of September 30, 2026, AUA was $25.2 billion, administered across 669 funds, compared to $35.2 billion across 670 funds as of September 30, 2025.

Aggregate Transaction Volume

Aggregate transaction volume represents the aggregate volume of investments, redemptions, dividends, and cross-chain movements of assets issued on the Securitize platform during the period. Aggregate transaction volume for the three months ended September 30, 2026 was $4.3 billion, an increase of $0.7 billion compared to $3.6 billion for the three months ended September 30, 2025. Aggregate transaction volume for the nine months ended September 30, 2026 was $10.6 billion, an increase of $2.7 billion, compared to $7.9 billion for the nine months ended September 30, 2025. In connection with preparing our third quarter 2026 results, we revised previously reported quarterly aggregate transaction volume, including for the three months ended June 30, 2026, which was revised to $4.4 billion from $5.3 billion as previously reported in our Current Report on Form 8-K/A filed with the SEC on August 13, 2026, due to administrative errors; revisions to other periods were not significant and did not affect the Company’s financial statements.

Significant Transactions

Business Combination

On July 1, 2026, the Company completed the Business Combination with CEPT, a special purpose acquisition company, with both Old Securitize and CEPT becoming wholly owned subsidiaries of Securitize Corp. (formerly Securitize Holdings, Inc.), whose common stock began trading on the NYSE under the ticker symbol “SECZ” on July 2, 2026. The Business Combination has been accounted for as a reverse recapitalization, with Old Securitize treated as the accounting acquirer. Together with the PIPE Financing, the Business Combination provided the Company with net cash of $319.4 million after redemptions, SPAC service provider fees and transaction costs paid at the Closing.

At the Closing, all of Old Securitize’s outstanding convertible promissory notes, SAFEs and redeemable convertible preferred stock converted into shares of Old Securitize common stock, which were exchanged for shares of the Company’s common stock, resulting in a loss on settlement of convertible instruments, net, of $20.6 million during the three months ended September 30, 2026. In addition, up to 6,250,000 Securitize Earnout Shares may be issued to holders of Old Securitize common stock, warrants and equity awards, and 1,800,000 Sponsor Earnout Shares held by the Sponsor are subject to forfeiture, in each case based on the trading price of the Company’s common stock during the Earnout Period, which ends on July 1, 2031. The portion of the Securitize Earnout Shares allocable to holders of equity awards and warrants who provide services to the Company is accounted for as share-

based compensation, and the remaining portions of the earnout arrangements are classified as liabilities and remeasured at fair value each reporting period. Refer to Note 3, Mergers & Acquisitions, of the unaudited condensed consolidated financial statements for further details.

In connection with becoming a public company, we have hired and expect to continue to hire additional personnel and to implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, hiring of new personnel and fees to outside consultants, and costs related to implementation of an appropriate internal control framework, insurance, and investor relations.

MG Stover Acquisition

On April 15, 2025, the Company completed the acquisition of all outstanding equity interests of MG Stover, a fund administrator for digital asset funds, for cash consideration of $21.1 million, net of cash acquired. MG Stover’s results of operations have been included in our consolidated results from the acquisition date. Refer to Note 3, Mergers & Acquisitions, of the unaudited condensed consolidated financial statements for further details.

Convertible Promissory Notes Payable Issuance and Conversion

During 2024 and 2025, the Company issued the 2024 Notes and the 2025 Notes, which had an aggregate principal amount outstanding of $79.9 million as of December 31, 2025. On July 1, 2026, in connection with the Closing, the 2024 Notes and the 2025 Notes converted, together with accrued interest, into shares of Old Securitize common stock, which were exchanged for shares of the Company’s common stock. As a result, no convertible promissory notes were outstanding as of September 30, 2026. Refer to Note 3, Mergers & Acquisitions, of the unaudited condensed consolidated financial statements for further details.

Lending and Collateralization Arrangements Involving Tokens

Beginning in November 2024 and throughout 2025, the Company was party to lending arrangements, governed by Master Loan and Security Agreements, with certain investors in tokenized funds. Under these arrangements, the Company made advances of digital assets to those investors, secured by tokenized assets they transferred as collateral, and used that collateral to borrow digital assets, primarily from decentralized finance protocols, to fund the advances. Following the public release of the related smart contracts, which allow investors to access these strategies directly without the Company’s facilitation, the Company wound down all of these arrangements during the final months of 2025 and early 2026, and no related amounts remained on the unaudited condensed consolidated balance sheet as of September 30, 2026. Refer to Note 15 to the unaudited condensed consolidated financial statements.

Secondary transactions and exchange of Common stock for Series B-4 redeemable convertible preferred stock

During the nine months ended September 30, 2025, certain former employees, co-founders and related parties sold shares of Old Securitize common stock and redeemable convertible preferred stock to new and existing investors at prices in excess of the estimated fair value of the shares in the 2025 secondary transactions. As a result, the Company recognized $8.3 million of share-based compensation expense, included in ‘Compensation and benefits’ for the nine months ended September 30, 2025, and a deemed dividend of $1.5 million. In connection with these transactions, a preferred stockholder also exchanged shares of common stock for shares of Series B-4 redeemable convertible preferred stock with a fair value of $6.3 million. There were no secondary transactions during the nine months ended September 30, 2026. Refer to Note 11, Stockholders’ Equity (Deficit), of the unaudited condensed consolidated financial statements for further details.

Sale of Securitize for Advisors

On November 26, 2025, the Company completed the sale of its Securitize for Advisors business for base sale consideration of $2.9 million. The business is presented as discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025. Refer to Note 4, Discontinued Operations, of the unaudited condensed consolidated financial statements for further details.

Certain Components of Results of Operations

Revenue

We generate revenue from two offerings, Tokenization and Asset Servicing. Tokenization revenue consists primarily of fees for blockchain integration services related to ecosystem expansion, together with ongoing maintenance and support, placement and distribution, fund management and trading fees. Asset Servicing revenue consists of fees for ongoing operational and administrative services provided to issuers, asset managers and investors, including recordkeeping and transfer processing, fund accounting, compliance support and investor onboarding. Refer to Note 18, Revenue, of the unaudited condensed consolidated financial statements for further details.

Operating costs and expenses

Cost of revenue (exclusive of items shown below)

Cost of revenue consists of direct costs to provide services to our customers, primarily labor costs for employees and contractors directly involved in delivering our Tokenization and Asset Servicing offerings, such as blockchain and protocol engineers and fund administrators, as well as software, systems and market data costs, validator fees, sub-advisory fees and other costs incurred as a direct result of customer transactions. Cost of revenue excludes depreciation and amortization, which is included in selling, general & administrative expenses, and any allocation of rent or utilities.

Selling, general & administrative

Selling, general & administrative expenses consist of operating costs not included in the other operating cost and expense captions, primarily professional fees, share-based compensation related to warrants issued for promotional services, software, marketing, depreciation and amortization, insurance, facilities and travel, as well as acquisition-related transaction costs, including Business Combination costs required to be expensed rather than charged against additional paid-in capital.

Compensation and benefits

Compensation and benefits consist of salaries, wages, bonuses and commissions, share-based compensation (including compensation cost related to the Securitize Earnout Shares), contractor costs, payroll taxes, benefits and other employee-related costs, other than labor costs included in cost of revenue or capitalized as internal-use software.

Provision for expected credit losses

Provision for expected credit losses consists of credit loss expense on our trade receivables, including amounts recognized to adjust our allowance for expected credit losses to management’s current estimate of expected credit losses and receivables written off.

Loss on digital assets from operations, net

Loss on digital assets from operations, net reflects changes in the fair value of, and realized gains and losses on, digital assets received as payment from customers, which the Company generally sells or converts shortly after receipt.

Other income (expense)

Other income (expense) consists of income and expenses not directly related to our core operations, including interest expense; interest income; dividend income; loss on digital assets held for investment, net; net losses from investments held by our consolidated VIE; other income (expense), net, which consists primarily of realized and unrealized gains and losses on the Company’s other investments and foreign currency gains and losses; changes in the fair value of the option liability, SAFEs, derivative liability and earnout liabilities; and loss on settlement of convertible instruments, net.

Provision for income taxes

Provision for income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes. As we conduct business activities internationally, any changes in the U.S. and foreign taxation of such activities may affect our overall provision for income taxes in the future.

Net loss from discontinued operations

Net loss from discontinued operations consists of the results of the Securitize for Advisors reporting unit, which was sold in the fourth quarter of 2025 and is presented as discontinued operations for the three and nine months ended September 30, 2025.

Other comprehensive income (loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments arising from translating the financial statements of our subsidiaries in Japan, Spain and Israel into U.S. dollars.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table summarizes the results of operations for the periods indicated.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

Revenue	$18,610,270	$16,500,042	$2,110,228	12.8%

Operating costs and expenses:
Cost of revenue (exclusive of items shown below)	4,536,706	3,513,882	1,022,824	29.1%
Selling, general & administrative	20,801,135	6,734,775	14,066,360	208.9%
Compensation and benefits	16,457,551	4,433,132	12,024,418	271.2%
Provision for expected credit losses	341,259	108,877	232,381	213.4%
Loss on digital assets from operations, net	46,183	133,405	(87,222)	(65.4)%
Total operating costs and expenses	42,182,833	14,924,072	27,258,761	182.6%

Income (loss) from operations	(23,572,563)	1,575,970	(25,148,533)	n/m

Other income (expense):
Interest expense	—	(2,029,981)	2,029,981	(100.0)%
Interest income	10,849	239,361	(228,512)	(95.5)%
Dividend income	1,974,701	18,045	1,956,656	10,843.2%
Loss on digital assets held for investment, net	(412,225)	—	(412,225)	n/m
Net (losses) from investments held by consolidated VIE	(746,827)	—	(746,827)	n/m
Other income (expense), net	399,568	(729,574)	1,129,142	n/m
Change in fair value of option liability	—	511,000	(511,000)	(100.0)%
Change in fair value of simple agreements for future equity	—	755,000	(755,000)	(100.0)%
Change in fair value of derivative liability	—	8,339,000	(8,339,000)	(100.0)%
Loss on settlement of convertible instruments, net	(20,649,813)	—	(20,649,813)	n/m
Change in fair value of earnout liabilities	(23,223,354)	—	(23,223,354)	n/m
Total other income (expense), net	(42,647,103)	7,102,851	(49,749,953)	n/m

Net income (loss) from continuing operations before income taxes	(66,219,666)	8,678,821	(74,898,487)	n/m
Provision for income taxes	(44,090)	(81,138)	37,048	(45.7)%
Net income (loss) from continuing operations	(66,263,756)	8,597,683	(74,861,439)	n/m

Discontinued operations:
Net loss from discontinued operations	—	(4,511,799)	4,511,799	(100.0)%

Net income (loss)	$(66,263,756)	$4,085,884	$(70,349,640)	n/m

Revenue

Revenue for the three months ended September 30, 2026 was $18.6 million, an increase of $2.1 million, or 12.8%, compared to $16.5 million for the three months ended September 30, 2025, reflecting approximately $2.5 million of higher tokenization revenue, partially offset by $0.4 million of lower asset servicing revenue.

Tokenization revenue for the three months ended September 30, 2026 was $11.5 million, an increase of approximately $2.5 million compared to $8.9 million for the three months ended September 30, 2025. The increase was primarily attributable to higher integration fees from on-chain integrations completed during the current-year period (stemming from one large integration of approximately $9.0 million in Q3 2026) and growth in other tokenization services, including partner distribution, implementation, and fund management and placement fees.

Asset servicing revenue for the three months ended September 30, 2026 was $7.2 million, a decrease of $0.4 million compared to $7.6 million for the three months ended September 30, 2025. The decrease reflected $0.9 million of lower fund administration and accounting fees on lower assets under administration ($25.2 billion as of September 30, 2026 compared to $35.2 billion a year earlier), partially offset by $0.5 million of higher transfer agent fees.

Operating costs and expenses:

Cost of revenue (exclusive of items shown below)

Cost of revenue for the three months ended September 30, 2026 was $4.5 million, an increase of $1.0 million compared to $3.5 million for the three months ended September 30, 2025. The increase was primarily due to higher software, systems and market data costs, as well as an increase in revenue-generating employees and contractors.

Cost of revenue as a percentage of revenue was 24.4% for the three months ended September 30, 2026, compared to 21.3% for the three months ended September 30, 2025. This increase was primarily attributable to the higher software, systems and market data costs described above, which outpaced revenue growth in the current-year period.

Selling, general & administrative

Selling, general & administrative expenses for the three months ended September 30, 2026 were $20.8 million, an increase of approximately $14.1 million compared to $6.7 million for the three months ended September 30, 2025. The increase was primarily driven by $6.4 million of share-based compensation expense related to the J Digital 6 Warrants, of which $6.0 million related to the second tranche, which became probable of vesting in July 2026, and $0.4 million was recognized at the Closing for the vested tranche (refer to Notes 3 and 11). Transaction costs added $4.0 million, comprising $2.7 million of equity issuance costs allocated to the liability-classified earnout arrangements and expensed at the Closing and $1.3 million related to the Company’s acquisition of an institutional asset-backed financing platform (refer to Notes 3 and 20). Legal, accounting and consulting fees increased $3.2 million, of which $1.8 million related to patent litigation (including a $0.4 million accrued settlement) and the remainder to the Business Combination and operating as a public company. Advertising, promotion and public relations costs increased $1.0 million and insurance costs increased $0.5 million. These increases were partially offset by a $1.7 million decrease in software and subscription costs.

Selling, general & administrative expenses represented approximately 111.8% of revenue for the three months ended September 30, 2026, compared to approximately 40.8% for the three months ended September 30, 2025. The increase as a percentage of revenue was primarily due to share-based compensation expense related to the J Digital 6 Warrants, transaction costs and higher legal, accounting and consulting fees associated with operating as a public company, which outpaced revenue growth in the current-year period.

Compensation and benefits

Compensation and benefits expense for the three months ended September 30, 2026 was $16.5 million, an increase of approximately $12.0 million compared to $4.4 million for the three months ended September 30, 2025. The increase was primarily driven by $6.7 million of higher share-based compensation expense, which included $5.3 million of compensation cost recognized in connection with the closing of the Business Combination associated with Securitize Earnout Shares allocated to holders of equity awards assumed in the Business Combination (refer to Note 3), and $5.3 million of higher salaries, bonus, contractor, payroll tax and benefits costs resulting from increased headcount, including corporate hiring associated with becoming a public company.

Compensation and benefits expense represented approximately 88.4% of revenue for the three months ended September 30, 2026, compared to approximately 26.9% for the three months ended September 30, 2025. The increase as a percentage of revenue was primarily driven by the higher share-based compensation expense and increased headcount described above, which outpaced revenue growth in the current-year period.

Provision for expected credit losses

Provision for expected credit losses for the three months ended September 30, 2026 was $0.3 million, an increase of $0.2 million compared to $0.1 million for the three months ended September 30, 2025. The increase primarily reflected higher accounts receivable balances, consistent with the growth in revenue during the period.

Loss on digital assets from operations, net

Loss on digital assets from operations, net was less than $0.1 million for the three months ended September 30, 2026, compared to $0.1 million for the three months ended September 30, 2025. The amounts in both periods reflect changes in the fair value of digital assets received as consideration from operations, and the lower current-period loss reflects a lower volume of such digital assets, as a greater portion of the Company’s digital assets are now classified as held for investment.

Other income (expense):

Interest expense

Interest expense was nil for the three months ended September 30, 2026, compared to $2.0 million for the three months ended September 30, 2025. The decrease was primarily attributable to the closing of the Business Combination, upon which our outstanding convertible notes were automatically converted into shares of Old Securitize common stock, which were then immediately exchanged into shares of Company common stock, effective July 1, 2026. As a result, no interest expense was incurred on the convertible notes during the three months ended September 30, 2026, compared to a full quarter of interest and accretion of debt discount in the same period in the prior year.

Interest income

Interest income was less than $0.1 million for the three months ended September 30, 2026, compared to $0.2 million for the three months ended September 30, 2025. The decrease primarily reflected lower interest earned on the Company’s cash equivalents, as cash received in connection with the Business Combination was held primarily in dividend-bearing investments (see Dividend income below).

Dividend income

Dividend income was $2.0 million for the three months ended September 30, 2026, compared to less than $0.1 million for the three months ended September 30, 2025. The increase resulted from a higher average balance of dividend-bearing investments, reflecting the investment of cash received in connection with the Business Combination.

Loss on digital assets held for investment, net

Loss on digital assets held for investment, net, was $0.4 million for the three months ended September 30, 2026, compared to nil for the three months ended September 30, 2025, as the Company did not hold any digital assets for investment during the prior-year period. The current-period loss reflects the decrease in value of the Company’s digital asset holdings, consistent with broader market price declines, particularly among alternative coins (“altcoins”) in which the Company is invested.

Net (losses) from investments held by consolidated VIE

Net (losses) from investments held by consolidated VIE were $0.7 million for the three months ended September 30, 2026, with no comparable amount for the three months ended September 30, 2025, as HINC was created and first consolidated by the Company in 2026. The amount reflects $1.0 million of net realized and unrealized losses on HINC’s investments, partially offset by $0.2 million of interest and other income earned on those investments (refer to Note 14).

Other income (expense), net

Other income (expense), net was net income of $0.4 million for the three months ended September 30, 2026, compared to a net expense of $0.7 million for the three months ended September 30, 2025. The $1.1 million favorable change was primarily due to realized and unrealized gains on the Company’s investments and lower other expenses in the current-year period, partially offset by lower foreign currency exchange gains.

Change in fair value of simple agreements for future equity

No amount was recognized in ‘Change in fair value of simple agreements for future equity’ for the three months ended September 30, 2026. The SAFEs were remeasured to fair value immediately before their conversion into shares of Old Securitize common stock at the Closing on July 1, 2026, and the resulting $2.1 million loss is included in ‘Loss on settlement of convertible instruments, net’ (see below). For the three months ended September 30, 2025, the change in the fair value of the SAFEs resulted in a gain of $0.8 million.

Change in fair value of derivative liability

No amount was recognized in ‘Change in fair value of derivative liability’ for the three months ended September 30, 2026. The derivative liability bifurcated from the 2025 Notes was remeasured to fair value immediately before the conversion of those notes at the Closing on July 1, 2026, and the resulting $1.1 million loss is included in ‘Loss on settlement of convertible instruments, net’ (see below). For the three months ended September 30, 2025, the change in the fair value of the derivative liability resulted in a gain of $8.3 million.

Change in fair value of option liability

No amount was recognized in ‘Change in fair value of option liability’ for the three months ended September 30, 2026. The option liability was remeasured to fair value immediately before the Series Option redeemable convertible preferred stock was issued at the Closing on July 1, 2026, and the resulting $6.7 million loss is included in ‘Loss on settlement of convertible instruments, net’ (see below). For the three months ended September 30, 2025, the change in the fair value of the option liability resulted in a gain of $0.5 million.

Loss on settlement of convertible instruments, net

Loss on settlement of convertible instruments, net was $20.6 million for the three months ended September 30, 2026, with no comparable loss for the three months ended September 30, 2025. The loss was recognized in connection with the conversions at the Closing and consisted of an $11.8 million loss on the extinguishment of the 2025 Notes (including a $1.1 million loss on the final remeasurement of the related derivative liability), which converted through a bifurcated conversion feature and were settled in shares of the Company’s common stock measured at the Closing Date share price of $11.78 per share; a $6.7 million loss on the final remeasurement of the option liability immediately before the issuance of the Series Option redeemable convertible preferred stock; and a $2.1 million loss on the final remeasurement of the SAFEs at settlement. No gain or loss was recognized on the conversion of the 2024 Notes, which converted at the conversion price established under their existing terms. Refer to Note 3.

Change in fair value of earnout liabilities

The change in fair value of earnout liabilities resulted in a loss of $23.2 million for the three months ended September 30, 2026, with no comparable amount for the three months ended September 30, 2025, as the earnout arrangements were entered into in connection with the Business Combination. The loss consisted of a $17.5 million increase in the fair value of the Securitize Earnout liability and a $5.7 million increase in the fair value of the Sponsor Earnout liability from the Closing to September 30, 2026, primarily reflecting the increase from the Closing Date share price of $11.78 to the $14.59 closing price of the Company’s common stock as of September 30, 2026. Refer to Notes 3 and 7.

Provision for income taxes

The provision for income taxes for the three months ended September 30, 2026 was less than $0.1 million, compared to a provision of $0.1 million for the three months ended September 30, 2025. The income tax provision for the 2026 period primarily relates to the portion of tax-deductible goodwill that increases our deferred tax liabilities which is not fully offset by our deferred tax assets related to new operating losses due to limitations on net operating loss utilization. The provision for the 2025 period reflected the same deferred tax impact, as well as current U.S. federal and state income tax expense, after utilization of available net operating loss carryforwards and subject to applicable limitations on their utilization.

Net loss from discontinued operations

There were no losses from discontinued operations for the three months ended September 30, 2026, compared to a loss of $4.5 million for the three months ended September 30, 2025, which included a $4.1 million goodwill impairment charge. The Company sold its discontinued operations, the Securitize for Advisors reporting unit, in the fourth quarter of 2025; accordingly, there were no operations or results from this business in the current period.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table summarizes the results of operations for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

Revenue	$52,524,581	$45,796,237	$6,728,344	14.7%

Operating costs and expenses:
Cost of revenue (exclusive of items shown below)	12,987,718	8,793,163	4,194,555	47.7%
Selling, general & administrative	36,756,487	13,579,862	23,176,625	170.7%
Compensation and benefits	36,106,032	24,438,206	11,667,826	47.7%
Provision for expected credit losses	1,941,846	295,150	1,646,696	557.9%
Loss on digital assets from operations, net	415,480	1,243,975	(828,495)	(66.6)%
Total operating costs and expenses	88,207,563	48,350,357	39,857,206	82.4%

Income (loss) from operations	(35,682,982)	(2,554,120)	(33,128,862)	1,297.1%

Other income (expense):
Interest expense	(3,374,490)	(4,870,039)	1,495,549	(30.7)%
Interest income	424,353	754,654	(330,301)	(43.8)%
Dividend income	2,215,734	103,192	2,112,542	2,047.2%
Loss on digital assets held for investment, net	(1,845,307)	—	(1,845,307)	n/m
Net (losses) from investments held by consolidated VIE	(746,827)	—	(746,827)	n/m
Other income (expense), net	2,135,365	(297,897)	2,433,262	n/m
Change in fair value of option liability	(29,176,000)	24,000	(29,200,000)	n/m
Change in fair value of simple agreements for future equity	(5,678,000)	306,000	(5,984,000)	n/m
Change in fair value of derivative liability	19,842,000	5,295,000	14,547,000	274.7%
Loss on settlement of convertible instruments, net	(20,649,813)	—	(20,649,813)	n/m
Change in fair value of earnout liabilities	(23,223,354)	—	(23,223,354)	n/m
Total other income (expense), net	(60,076,339)	1,314,910	(61,391,249)	n/m

Net income (loss) from continuing operations before income taxes	(95,759,321)	(1,239,210)	(94,520,111)	7,627.4%
Provision for income taxes	(126,289)	(243,413)	117,124	(48.1)%
Net income (loss) from continuing operations	(95,885,610)	(1,482,623)	(94,402,987)	6,367.3%

Discontinued operations:
Net loss from discontinued operations	—	(5,702,653)	5,702,653	(100.0)%

Net income (loss)	$(95,885,610)	$(7,185,276)	$(88,700,334)	1,234.5%

Revenue

Revenue for the nine months ended September 30, 2026 was $52.5 million, an increase of $6.7 million, or 14.7%, compared to $45.8 million for the nine months ended September 30, 2025. The increase was primarily driven by growth in asset servicing revenue of $5.4 million, partially driven by a full nine months of revenue from MG Stover, which was acquired in April 2025, and higher tokenization revenue of $1.4 million.

Tokenization revenue for the nine months ended September 30, 2026 was $30.4 million, an increase of approximately $1.4 million compared to $29.1 million for the nine months ended September 30, 2025. The increase was primarily attributable to one large blockchain integration completed in the current-year period.

Asset servicing revenue for the nine months ended September 30, 2026 was $22.1 million, an increase of $5.4 million compared to $16.7 million for the nine months ended September 30, 2025. The increase was primarily driven by $4.4 million of higher fund administration and accounting fees, partially reflecting a full nine months of revenue from MG Stover, which was acquired on April 15, 2025 and expanded the Company's fund administration and related asset servicing capabilities, and $1.0 million of higher transfer agent fees.

Operating costs and expenses:

Cost of revenue (exclusive of items shown below)

Cost of revenue for the nine months ended September 30, 2026 was $13.0 million, an increase of $4.2 million compared to $8.8 million for the nine months ended September 30, 2025. The increase was primarily due to $3.4 million of higher software, systems and market data costs and $1.0 million of higher costs of revenue-generating employees, contractors, and third-party vendors incurred to deliver services to customers, reflecting increased headcount including a full nine months of MG Stover operations.

Cost of revenue as a percentage of revenue was 24.7% for the nine months ended September 30, 2026, compared to 19.2% for the nine months ended September 30, 2025. This increase was primarily attributable to the higher software, systems and market data costs and personnel costs described above.

Selling, general & administrative

Selling, general & administrative expenses for the nine months ended September 30, 2026 were $36.8 million, an increase of $23.2 million compared to $13.6 million for the nine months ended September 30, 2025. The increase was driven primarily by $6.9 million of higher legal, accounting and consulting fees, of which $2.2 million related to patent litigation (including a $0.4 million accrued settlement) and the remainder to the Business Combination, public-company readiness efforts and operating as a public company; $6.9 million of share-based compensation expense related to the J Digital 6 Warrants (refer to Note 11); and $4.0 million of transaction costs recognized during the three months ended September 30, 2026, as discussed above. Other operating costs also increased, primarily $1.9 million of advertising, promotion and public relations costs and $1.5 million of conference and industry event costs, along with higher insurance, recruiting, travel and depreciation and amortization, partially offset by a $0.6 million decrease in software and subscription costs. The nine months ended September 30, 2025 included $0.3 million of costs related to the acquisition of MG Stover.

Selling, general & administrative expenses represented approximately 70.0% of revenue for the nine months ended September 30, 2026, compared to approximately 29.7% for the nine months ended September 30, 2025. The increase as a percentage of revenue was primarily due to higher legal, accounting and consulting fees, including investments in public-company readiness, and share-based compensation expense related to the J Digital 6 Warrants and transaction costs, which outpaced revenue growth in the current-year period.

Compensation and benefits

Compensation and benefits expense for the nine months ended September 30, 2026 was $36.1 million, an increase of $11.7 million compared to $24.4 million for the nine months ended September 30, 2025. The increase was primarily driven by $12.7 million of higher salaries & wages, bonus, contractor, payroll tax and benefits costs, reflecting a full nine months of MG Stover personnel as well as generally increased headcount across the business associated with becoming a public company, including at the corporate function, partially offset by $1.0 million of lower share-based compensation expense. Share-based compensation expense for the nine months ended September 30, 2025 included $8.3 million attributable to non-recurring secondary transactions, while share-based compensation expense for the nine months ended September 30, 2026 included $5.3 million of compensation cost recognized in connection with the closing of the Business Combination associated with Securitize Earnout Shares allocated to holders of equity awards assumed in the Business Combination (refer to Note 3).

Compensation and benefits expense represented approximately 68.7% of revenue for the nine months ended September 30, 2026, compared to approximately 53.4% for the nine months ended September 30, 2025. This increase as a percentage of revenue was driven by increased headcount, which outpaced revenue growth during the current-year period, partially offset by lower share-based compensation expense.

Provision for expected credit losses

Provision for expected credit losses for the nine months ended September 30, 2026 was $1.9 million, an increase of $1.6 million compared to $0.3 million for the nine months ended September 30, 2025. The increase primarily reflected the write-off of a specific customer's accounts receivable balance during the second quarter of 2026.

Loss on digital assets from operations, net

Loss on digital assets from operations, net, was $0.4 million for the nine months ended September 30, 2026, a decrease of $0.8 million compared to $1.2 million for the nine months ended September 30, 2025. The decrease was primarily attributable to a lower volume of digital assets from operations in the current period, as a greater portion of the Company's digital assets are now classified as held for investment.

Other income (expense):

Interest expense

Interest expense was $3.4 million for the nine months ended September 30, 2026, a decrease of approximately $1.5 million compared to $4.9 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the closing of the Business Combination, upon which our outstanding convertible notes were automatically converted into shares of Old Securitize common stock, which were then immediately exchanged into shares of Company common stock, effective July 1, 2026. As a result, no interest expense was incurred on the convertible notes during the three months ended September 30, 2026, resulting in only two quarters of interest expense recognized during the nine months ended September 30, 2026, compared to three full quarters during the same period last year, partially offset by a higher average outstanding balance of convertible notes during the first half of 2026, driven by the convertible promissory notes issued in September and October 2025.

Interest income

Interest income was $0.4 million for the nine months ended September 30, 2026, a decrease of approximately $0.3 million compared to $0.8 million for the nine months ended September 30, 2025, primarily reflecting lower interest earned on interest-bearing cash equivalents.

Dividend income

Dividend income was $2.2 million for the nine months ended September 30, 2026, an increase of $2.1 million compared to $0.1 million for the nine months ended September 30, 2025. The increase resulted from a higher average balance of dividend-bearing investments, primarily reflecting the investment of cash received in connection with the Business Combination during the three months ended September 30, 2026.

Loss on digital assets held for investment, net

Loss on digital assets held for investment, net, was $1.8 million for the nine months ended September 30, 2026, compared to none for the nine months ended September 30, 2025, as the Company did not hold any digital assets for investment during the prior-year period. The current-period loss reflects the decrease in value of the Company’s digital asset holdings, consistent with broader market price declines, particularly among alternative coins (“altcoins”) in which the Company is invested.

Net (losses) from investments held by consolidated VIE

Net (losses) from investments held by consolidated VIE were $0.7 million for the nine months ended September 30, 2026, all of which was recognized during the three months ended September 30, 2026, as described above, with no comparable amount for the nine months ended September 30, 2025, as HINC was created and first consolidated by the Company in 2026.

Other income (expense), net

Other income (expense), net was net income of $2.1 million for the nine months ended September 30, 2026, compared to a net expense of $0.3 million for the nine months ended September 30, 2025. The $2.4 million favorable change was primarily due to unrealized gains on certain tokenized investments and other assets held by the Company in the current-year period.

Change in fair value of simple agreements for future equity

‘Change in fair value of simple agreements for future equity’ was a $5.7 million loss for the nine months ended September 30, 2026, all of which was recognized prior to the Closing, compared to a $0.3 million gain for the same period in 2025. The current-period loss was primarily driven by the increase in the estimated fair value of the Company’s common stock in the period leading up to the Business Combination and the finalization of the number of shares to be issued based on the Company’s final capitalization immediately prior to the Closing. The $2.1 million loss recognized on the final remeasurement of the SAFEs at the Closing is included in ‘Loss on settlement of convertible instruments, net’.

Change in fair value of derivative liability

‘Change in fair value of derivative liability’ was a $19.8 million gain for the nine months ended September 30, 2026, all of which was recognized prior to the Closing, compared to a $5.3 million gain for the same period in 2025. The current-period gain was primarily driven by the 2024 Notes, as the increase in the estimated fair value of the Company’s common stock in anticipation of the Business Combination resulted in holders being expected to convert at the fixed conversion price, which reduced the fair value of the associated derivative to nil. The $1.1 million loss recognized on the final remeasurement of the derivative liability related to the 2025 Notes immediately before their conversion at the Closing is included in ‘Loss on settlement of convertible instruments, net’.

Change in fair value of option liability

‘Change in fair value of option liability’ was a $29.2 million loss for the nine months ended September 30, 2026, all of which was recognized prior to the Closing, compared to a gain of less than $0.1 million for the nine months ended September 30, 2025. The current-period loss was primarily driven by the increase in the estimated fair value of the Company’s common stock in the period leading up to the Business Combination. The $6.7 million loss recognized on the final remeasurement of the option liability immediately before the issuance of the Series Option redeemable convertible preferred stock at the Closing is included in ‘Loss on settlement of convertible instruments, net’.

Loss on settlement of convertible instruments, net

Loss on settlement of convertible instruments, net was $20.6 million for the nine months ended September 30, 2026, all of which was recognized during the three months ended September 30, 2026, as described above, with no comparable loss for the nine months ended September 30, 2025.

Change in fair value of earnout liabilities

The change in fair value of earnout liabilities resulted in a loss of $23.2 million for the nine months ended September 30, 2026, all of which was recognized during the three months ended September 30, 2026, as described above, with no comparable amount for the nine months ended September 30, 2025.

Provision for income taxes

The provision for income taxes for the nine months ended September 30, 2026 was $0.1 million, compared to $0.2 million for the nine months ended September 30, 2025. The income tax provision for the 2026 period primarily relates to the portion of tax-deductible goodwill that increases our deferred tax liabilities which is not fully offset by our deferred tax assets related to new operating losses due to limitations on net operating loss utilization. The provision for the 2025 period reflected the same deferred tax impact, as well as current U.S. federal and state income tax expense, after utilization of available net operating loss carryforwards and subject to applicable limitations on their utilization.

Net loss from discontinued operations

There was no loss from discontinued operations for the nine months ended September 30, 2026, compared to a loss of $5.7 million for the nine months ended September 30, 2025, which included a $4.1 million goodwill impairment charge. The Company sold its discontinued operations, the Securitize for Advisors reporting unit, in the fourth quarter of 2025; accordingly, there were no operations or results from this business in the current-year period.

Non-GAAP Financial Measures

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q the measure of Adjusted EBITDA, a non-GAAP financial measure that we calculate as Net income (loss) from continuing operations excluding: Depreciation and amortization, Provision for expected credit losses, Share-based compensation expense, Provision for income taxes, Interest income, Interest expense, Dividend income, Loss on digital assets held for investment, net, Net (losses) from investments held by consolidated VIE, Other income (expense), net, Change in fair value of simple agreements for future equity, embedded derivatives, and option liability, Loss on settlement of convertible instruments, net, Change in fair value of earnout liabilities, and Transaction, litigation and public company transition costs1. We have provided a reconciliation below of Adjusted EBITDA to Net income (loss) from continuing operations, the most directly comparable GAAP financial measure.

We present Adjusted EBITDA because it facilitates meaningful external comparisons of our overall business performance to the historical operating results of other companies that may have different capital structures or operating histories, and because management uses it to assess our operating performance. Accordingly, we believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, or because their amount and timing are unpredictable, are not reflective of the core results of our operations, and would otherwise render comparisons with prior periods and competitors less meaningful.

We believe it is useful to exclude non-cash charges, such as Depreciation and amortization and Share-based compensation expense, from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We also exclude Provision for income taxes, Interest income and Interest expense because they reflect our capital structure, tax position and treasury activities rather than our operations.

Adjusted EBITDA has limitations as a financial measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

▪Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditures;
▪Adjusted EBITDA does not reflect share-based compensation and related taxes. Share-based compensation expense has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy;
▪Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital;
▪Adjusted EBITDA excludes non-routine items; and
▪Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results.

The following tables reconcile Adjusted EBITDA to Net income (loss) from continuing operations, the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended September 30,
(Unaudited)	2026	2025
Net income (loss) from continuing operations	$(66,263,756)	$8,597,683
Adjustments to exclude:
Depreciation and amortization	639,080	441,521
Provision for expected credit losses	341,259	108,877
Share-based compensation expense	13,408,358	265,203
Provision for income taxes	44,090	81,138
Interest income	(10,849)	(239,361)
Interest expense	—	2,029,981
Dividend income	(1,974,701)	(18,045)
Loss on digital assets held for investment, net	412,225	—
Net (losses) from investments held by consolidated VIE	746,827	—
Other income (expense), net	(399,568)	729,574
Change in fair value of simple agreements for future equity, embedded derivatives, and option liability	—	(9,605,000)
Loss on settlement of convertible instruments, net	20,649,813	—
Change in fair value of earnout liabilities	23,223,354	—
Transaction, litigation and public company transition costs[1]	7,201,058	1,222,410
Adjusted EBITDA	$(1,982,808)	$3,613,981
(1) Transaction, litigation and public company transition costs consist of (i) costs related to the Business Combination and the Company’s transition to a public company, (ii) acquisition-related costs and (iii) costs related to patent litigation, included primarily in professional fees within SG&A. The 2026 period includes $4.1 million of costs related to the Business Combination and the Company’s transition to a public company, $1.3 million of acquisition-related costs and $1.8 million of costs related to patent litigation (including a $0.4 million accrued settlement); the 2025 period relates primarily to public company transition costs associated with the Business Combination process. This line was previously presented as “Professional fees and other one-time public company readiness costs” and “Acquisition related transaction costs”; the two have been combined and prior periods recast, with no change to Adjusted EBITDA.

	Nine Months Ended September 30,
(Unaudited)	2026	2025
Net income (loss) from continuing operations	$(95,885,610)	$(1,482,623)
Adjustments to exclude:
Depreciation and amortization	1,744,512	1,355,854
Provision for expected credit losses	1,941,846	295,150
Share-based compensation expense	14,782,132	8,943,186
Provision for income taxes	126,289	243,413
Interest income	(424,353)	(754,654)
Interest expense	3,374,490	4,870,039
Dividend income	(2,215,734)	(103,192)
Loss on digital assets held for investment, net	1,845,307	—
Net (losses) from investments held by consolidated VIE	746,827	—
Other income (expense), net	(2,135,365)	297,897
Change in fair value of simple agreements for future equity, embedded derivatives, and option liability	15,012,000	(5,625,000)
Loss on settlement of convertible instruments, net	20,649,813	—
Change in fair value of earnout liabilities	23,223,354	—
Transaction, litigation and public company transition costs[1]	10,604,185	1,512,409
Adjusted EBITDA	$(6,610,307)	$9,552,480
(1) Transaction, litigation and public company transition costs consist of (i) costs related to the Business Combination and the Company’s transition to a public company, (ii) acquisition-related costs and (iii) costs related to patent litigation, included primarily in professional fees within SG&A. The 2026 period includes $7.1 million of costs related to the Business Combination and the Company’s transition to a public company, $1.3 million of acquisition-related costs and $2.2 million of costs related to patent litigation (including a $0.4 million accrued settlement). The 2025 period relates primarily to the Business Combination process and the acquisition of MG Stover. This line was previously presented as “Professional fees and other one-time public company readiness costs” and “Acquisition related transaction costs”; the two have been combined and prior periods recast, with no change to Adjusted EBITDA.

Liquidity and Capital Resources

We have experienced recurring net losses and negative cash flows from operations from inception through December 31, 2025. The Company is in a net loss position for the nine months ended September 30, 2026 with a net loss of $95.9 million. The Company has an accumulated deficit of approximately $261.3 million on September 30, 2026. Historically, we have primarily relied on raising capital through debt and equity financings to support our operations, most recently through the Business Combination and the concurrent PIPE Financing, which closed on July 1, 2026 and significantly increased our cash position, as described below.

As of September 30, 2026, we had total liquidity sources consisting of cash and cash equivalents of $298.9 million. As of December 31, 2025, we had cash and cash equivalents of $24.9 million. The increase primarily reflects the consummation of the Business Combination on July 1, 2026, in connection with which the Company received proceeds of $342.2 million, net of redemptions and SPAC service provider fees, consisting of $144.4 million released from CEPT’s trust account and cash and $197.8 million from the concurrent PIPE Financing, and net cash of $319.4 million after $22.8 million of transaction costs paid at the Closing. See Note 3 — Mergers &

Acquisitions to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

On November 6, 2026, we entered into a definitive agreement to acquire an institutional asset-backed financing platform for consideration payable in a combination of cash and shares of our common stock. Also on November 6, 2026, our Board of Directors authorized the repurchase of up to $50 million of our common stock through December 31, 2027, to be funded from available cash on hand (refer to Note 20). We believe our total liquidity sources on hand, including cash and cash equivalents of $298.9 million as of September 30, 2026, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this filing, notwithstanding our history of negative cash flows from operations.

Cash Flows For the Nine Months Ended September 30, 2026 and 2025

Cash flows from operating, investing and financing activities, as reflected in the accompanying unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,
	2026	2025
Net cash flows used in operating activities	$(30,995,479)	$(11,089,204)
Net cash flows used in investing activities	(37,559,752)	(1,305,704)
Net cash flows provided by financing activities	342,582,836	7,607,609
Effect of exchange rate changes on cash	(28,643)	432,977
Net increase (decrease) in cash and cash equivalents	$273,998,962	$(4,354,322)

Operating Activities

Net cash used in operating activities was $31.0 million for the nine months ended September 30, 2026, compared to net cash used in operating activities of $11.1 million for the nine months ended September 30, 2025, representing an increase in cash used of $19.9 million. Our largest source of cash provided by operating activities are revenues generated from Tokenization and Asset Servicing. Our primary uses of cash in operating activities include payments to employees for compensation, professional services, and other operating costs such as software subscriptions, insurance, and marketing, among others.

Although the net loss increased by $88.7 million, the increase was largely offset by a $75.4 million increase in non-cash adjustments to reconcile net loss to net cash used in operating activities. The increase in non-cash adjustments primarily consisted of the $23.2 million change in fair value of earnout liabilities, the $20.6 million loss on settlement of convertible instruments, net, a $20.6 million increase in the aggregate changes in the fair values of simple agreements for future equity, the derivative liability and the option liability, $5.8 million of higher share-based compensation expense, $2.7 million of transaction costs allocated to the earnout liabilities and $1.0 million of higher losses on digital assets.

Changes in working capital resulted in $1.4 million of additional operating cash outflows compared to the prior-year period. The change primarily reflected a $10.7 million increase in cash used for prepaid expenses and other current assets, including payments under the Company’s strategic partnership agreement (refer to Note 17), a $3.5 million decrease in the amount of deferred revenue recorded as the related revenue is being recognized and a $3.3 million increase in digital assets receivable and digital assets received as consideration from operations, which represent amounts not settled in cash, partially offset by a $12.5 million decrease in contract assets as our right to the underlying payments become unconditional with the passage of time and a $8.0 million increase in accrued expenses and other current liabilities recorded. Changes in customer escrow funds and the related customer escrow funds payable substantially offset each other in both periods.

There was no cash used in operating activities from discontinued operations for the nine months ended September 30, 2026, compared to $0.5 million for the nine months ended September 30, 2025, because the Company disposed of the discontinued operation during the fourth quarter of 2025. There were no cash flows related to investing or financing activities from discontinued operations during either of the periods presented.

Investing Activities

Net cash used in investing activities was $37.6 million for the nine months ended September 30, 2026, compared to $1.3 million for the nine months ended September 30, 2025, representing an increase of $36.3 million. For the nine months ended September 30, 2026, the primary uses of cash were $31.8 million in purchases of investments held by the consolidated variable interest entity, $9.9 million in purchases of investments in marketable securities, $2.8 million in originations of and disbursements for notes receivable to related parties, $1.5 million in purchases of equipment and other long-lived assets and $1.1 million in purchases of strategic equity investments. These outflows were partially offset by $5.1 million in proceeds from redemptions of tokenized securities and fund investments, $2.6 million in proceeds from sales and redemptions of investments held by the consolidated variable interest entity, $1.2 million in proceeds from sales and redemptions of investments in marketable securities and $0.7 million in partial repayments received on notes receivable from related parties.

For the nine months ended September 30, 2025, the primary use of cash was the $21.1 million acquisition of MG Stover, net of cash acquired. This outflow was substantially offset by $22.8 million in proceeds from participation in and closing positions in DeFi activities. Additional uses of cash included $1.8 million in investment activities in DeFi involving the use of cash equivalents, $1.2 million in purchases of investments in marketable securities, $0.7 million in purchases of tokenized securities and fund investments, and $0.5 million in net originations of notes receivable to related parties, consisting of $0.8 million in originations partially offset by $0.3 million in partial repayments received. These outflows were partially offset by $1.1 million in proceeds from sales and redemptions of investments in marketable securities.

Financing Activities

Net cash provided by financing activities was $342.6 million for the nine months ended September 30, 2026, compared to $7.6 million for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, cash provided by financing activities was primarily driven by $342.2 million in proceeds from the Business Combination and the PIPE Financing, net of redemptions and SPAC service provider fees, and $20.0 million in proceeds received from a lead investor in connection with the exercise of a preferred stock option, recorded as an option prepayment liability as of June 30, 2026 as the related shares had not yet been issued. Additionally, the Company received $4.7 million in contributions from the redeemable noncontrolling interest, net of redemptions, and $0.9 million in proceeds from the exercise of stock options. These inflows were partially offset by $25.2 million in payments of offering costs incurred in connection with the Business Combination.

For the nine months ended September 30, 2025, cash provided by financing activities consisted of approximately $10.0 million in proceeds from the issuance of convertible promissory notes, net of issuance costs, $0.9 million in proceeds from the issuance of a note payable to a related party and $0.1 million in proceeds from the exercise of stock options, partially offset by $3.4 million in repayments of notes payable to related parties.

Debt

Simple Agreements for Future Equity

During 2021, we received $4.8 million of proceeds from the issuance of SAFEs to investors. The SAFEs were classified as liabilities and carried at fair value, with changes in fair value recognized in earnings. In connection with the Closing on July 1, 2026, the SAFEs converted into shares of Old Securitize common stock, which were exchanged for shares of the Company’s common stock. No SAFE liabilities remained outstanding as of September 30, 2026. The conversion did not require any cash payment. Refer to Note 3 to the unaudited condensed consolidated financial statements for further details.

Hamilton Lane SF6

During 2024, we received $6.0 million, on an interest-free basis, from investors to be transferred to Hamilton Lane SF6 — Securitize Tokenized Feeder Fund, Ltd. (the “SF6 Feeder Fund”) as that fund made capital calls. The outstanding obligation was $2.5 million as of December 31, 2024, and was fully settled in July 2025 through transfers to the SF6 Feeder Fund. No amounts were outstanding as of September 30, 2026 or December 31, 2025.

Margin Lending Facility

We maintain a margin lending facility with UBS Financial Services Inc. secured by the assets held in our UBS investment account. As of September 30, 2026, up to $13.4 million was available under the facility, subject to standard margin lending requirements, including maintaining sufficient eligible collateral in the account. The amount actually available for borrowing fluctuates with the market value and eligibility of the assets in the account and with deposits and withdrawals, and is not a committed amount. Borrowings under the facility would bear interest at a variable rate of one-month SOFR plus 65 basis points (4.40% at September 30, 2026 and 4.44% at December 31, 2025). There were no borrowings under the facility during the nine months ended September 30, 2026 or the year ended December 31, 2025, and no amounts were outstanding as of September 30, 2026 or December 31, 2025.

Convertible Promissory Notes Payable

During the years ended December 31, 2025 and 2024, we issued convertible promissory notes to certain investors with aggregate principal amounts of $30.0 million (the “2025 Notes”) and $49.9 million (the “2024 Notes”), respectively. The notes accrued interest at 5% per annum and were scheduled to mature 36 months from issuance. On July 1, 2026, in connection with the Closing, all of the notes converted, together with accrued interest, into shares of Old Securitize common stock, which were exchanged for shares of the Company’s common stock. The 2024 Notes converted at the conversion price under their existing terms, through a conversion feature that had not been bifurcated, and their carrying amount was reclassified to equity with no gain or loss. The 2025 Notes converted through a conversion feature that had been bifurcated and carried as a derivative liability, so their conversion was accounted for as an extinguishment, resulting in an $11.8 million loss included in ‘Loss on settlement of convertible instruments, net’. Neither conversion required a cash payment, and no convertible promissory notes were outstanding as of September 30, 2026. Refer to Note 3 to the unaudited condensed consolidated financial statements for further details.

NHTV Side Letter Option

In connection with our Series B-1 preferred stock financing, we granted a lead investor an option to purchase up to $20.0 million of preferred stock (the “NHTV Side Letter Option”). The option was carried as a liability at fair value. The investor elected to exercise the option in full, and we received the $20.0 million exercise price in June 2026. In connection with the Closing on July 1, 2026, the related preferred stock was issued and immediately converted into shares of Old Securitize common stock, which were exchanged for shares of the Company’s common stock, and we recognized a $6.7 million loss on the final remeasurement of the option liability within ‘Loss on settlement of convertible instruments, net’. No related liabilities remained outstanding as of September 30, 2026. Refer to Notes 3 and 11 to the unaudited condensed consolidated financial statements for further details.

Contractual Obligations and Commitments

As of September 30, 2026, our material contractual obligations consisted of the remaining $4.0 million contribution payable under our strategic partnership agreement, which we paid in October 2026 (refer to Note 17). We are also committed to fund capital calls under credit facilities we have extended to two related-party funds, Securitize KKR Platform SPC, Ltd. and Securitize Capital Hamilton Lane Equity Opportunity Fund LP, up to the remaining commitment amounts described in Notes 13 and 17. We had not recorded a liability for these commitments as of September 30, 2026 because it was not probable that we would be required to fund the full amounts.

Critical Accounting Estimates

Our critical accounting estimates are described under the heading “Critical Accounting Estimates” in Securitize’s Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2026, which was filed as Exhibit 99.2 to our Current Report on Form 8-K/A filed with the SEC on August 13, 2026 (the “Form 8-K/A”). Except as described below, there have been no material changes to our critical accounting estimates, or to the methods and significant assumptions underlying them, from those described in the Form 8-K/A. The updates described below primarily reflect the impact from the consummation of the Business Combination on July 1, 2026.

Share-based compensation

Prior to the Business Combination, in the absence of a public trading market, our management and board of directors considered various objective and subjective factors to determine the fair value of Old Securitize’s common stock as of each grant date, including the value determined by a third party valuation firm. Following the Business Combination, the fair value of our common stock is based on its closing price on the New York Stock Exchange, and we no longer rely on third-party valuations to determine the fair value of our common stock for purposes of measuring share-based awards. We continue to use the Black-Scholes option pricing model to estimate the grant-date fair value of option grants, using the assumptions described in the Form 8-K/A.

In addition, compensation cost related to the Securitize Earnout Shares allocable to holders of assumed equity awards and warrants is measured using a Monte Carlo simulation, which requires management to make assumptions including the expected volatility of our common stock, the risk-free interest rate, the remaining term of the earnout period and the derived or requisite service period over which the related compensation cost is recognized, as appropriate. Changes in these assumptions could materially affect the fair value of these awards and the amount and timing of the related stock-based compensation expense.

Valuation of Liability Classified Financial Instruments

Prior to the Business Combination, our liability classified financial instruments measured at fair value consisted of bifurcated derivatives related to our convertible notes, an option to purchase preferred stock, and SAFEs, each of which was settled at the Closing. Following the Business Combination, these instruments consist of the liability-classified portions of the Securitize Earnout and Sponsor Earnout arrangements, which are remeasured at fair value at each reporting date using Monte Carlo simulations. We believe the estimate of fair value of these financial instruments requires significant judgment. The significant inputs used in the Monte Carlo simulations include, but are not limited to:

•the price of our common stock, based on its closing price on the New York Stock Exchange;
•expected volatility of our common stock;
•the risk-free interest rate; and
•the remaining term of the earnout arrangements, which extend through July 1, 2031.

Expected volatility is the significant unobservable input, and an increase in our share price or in expected volatility would increase the fair value of the earnout liabilities. Changes in fair value are recognized in ‘Change in fair value of earnout liabilities’, within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss), in each reporting period following the Closing until the related shares are issued or released or the earnout period ends. As a result, changes in our share price may cause significant fluctuations in our reported results.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued and adopted accounting standards and recently issued accounting standards not yet adopted as of September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Potential risks are discussed below.

Token Market Price Risk

Our digital assets will be measured using observed prices from active exchanges which could result in volatility in our financial results in future periods. Adjustments are recorded in net income through 'Loss on digital assets from operations, net’ and ‘Loss on digital assets held for investment, net’. Therefore, negative swings in the market price of our digital assets could have a material impact on our earnings and on the carrying value of our digital assets.

Custodian Risk

The Company utilizes third-party custodians, which we select based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our digital assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Under the SEC Glossary definition of a crypto asset, meaning any digital representation of value that is recorded on a cryptographically secured distribution ledger, our crypto digital asset holdings consist primarily of (i) stablecoins, such as USDC and USDtb (classified as a cash equivalent), (ii) cryptocurrencies and digital tokens associated with protocols integrated into the digital securities protocol that are obtained in the ordinary course of our operations, including tokens such as Aptos (APT), ZKsync (ZK), and Wormhole (W), (iii) tokenized assets, including regulated securities and other financial instruments such as BUIDL, VBILL, ACRED, HINC and other tokenized RWA investments issued through the Company’s platform, and (iv) to a lesser extent, cryptocurrencies such as ETH, SOL, POL, and other similar digital assets that we hold primarily to pay blockchain transaction fees required to support our operations.

Digital assets held on trading platforms are subject to the operational control of the platform operators, and could potentially be lost or impaired due to fraud or negligence of the platform operators. The Company mitigates this risk by performing regular reviews of each digital asset trading platform on which it transacts, distributing its digital assets across multiple different trading platforms to reduce concentration risk, and holding assets in self-custody where appropriate.

We hold certain crypto assets as part of our corporate treasury through third-party custodians, including hosted custodial wallets offered by Coinbase and, to the extent applicable, OKX and Anchorage Digital. In all of these arrangements, we do not control the private keys associated with the crypto assets and rely on the custodian's operational controls to safeguard the assets. Our crypto assets held with Coinbase and OKX may be held in omnibus or pooled custody structures rather than in individually segregated, on-chain wallets dedicated to us, and we may therefore face heightened risk in the event of a loss, operational failure, security incident, or a reconciliation shortfall at a custodian. In contrast, while Anchorage Digital likewise controls the private keys, our crypto assets held with Anchorage Digital are maintained in a custodial, fiduciary capacity in segregated, dedicated on-chain wallets held in Securitize's name, providing greater asset protection and ownership clarity.

While Coinbase, OKX, and Anchorage Digital maintain certain insurance policies, such insurance, if any, is generally shared among all the third-party exchanges’ customers and is not specific to the Company. As a result, such coverage may be insufficient to fully protect the Company against losses. The Company does not believe that its digital assets held through these exchange accounts are materially insured. The Company’s treasury crypto assets held by third party custodians are not insured by the FDIC, SIPC, or any comparable governmental insurance program. Further, the Company acknowledges that the bankruptcy or insolvency of a third party custodian could adversely affect its ability to access or recover its treasury crypto assets.

The Company’s policy is to maintain the majority of its digital assets in self-custody using Fireblocks, Inc.'s (“Fireblocks”) MPC-based custody technology. Fireblocks provides the Company with a software-as-a-service platform for utilizing its MPC-based advanced cryptographic system for transaction authorization through distributed threshold computations, such that a complete private key is never generated, reconstructed, or stored in any single location. This approach is intended to enhance security while retaining operational flexibility. Digital assets held with third-party custodians, such as Coinbase, OKX or Anchorage Digital, are limited to amounts necessary to support short-term trading and liquidity needs. The selection of such custodians and the allocation of assets among them are determined based on the specific operational requirements and regulatory considerations of the subsidiary managing the funds. The Company periodically reviews its custody arrangements and asset allocations to ensure alignment with its risk management, liquidity, and operational objectives.

The Company does not currently maintain insurance coverage for digital assets held in the Company’s corporate treasury and self-custodied through Fireblocks. During each of the periods presented, the Company has held no crypto assets under custody on behalf of third parties, and accordingly all digital assets reported on the Company’s balance sheets were under the accounting control of the Company. The custodian risks described herein relate solely to digital assets held by the Company in corporate treasury for its own account or, if applicable, holdings safeguarded on behalf of third parties via arrangements that hold the Company responsible for the safekeeping of such assets. The Company does not consider the amounts recorded for customer escrow balances, paying agent activities, or other third party assets and liabilities recorded in connection with the Company’s distribution service arrangements to be subject to this custodian risk based on the Company’s sole responsibility as an intermediary for the issuer of the related funds (i.e. the custodian). Accordingly, as of September 30, 2026 and December 31, 2025, the crypto assets held by the Company that are subject to this custodian risk are solely related to the digital assets held in the Company’s corporate treasury.

Fireblocks serves solely as a technology service provider and does not custody, possess, or control the Company’s crypto assets, does not act as a custodian, agent, or fiduciary, and does not transact on behalf of the Company. The Company retains exclusive control over its digital assets and wallets, including all policy-setting authority, governance rights, approval thresholds, wallet controls, and transaction authorization decisions.

MPC’s cryptographic properties solely allow for signing operations to occur via interactive, distributed computations between fragmented share(s) that all must participate and in which no fully-formed private key is assembled or maintained at any stage, and no individual share confers signing authority on its own. No individual share confers signing authority, as each represents an incomplete fragment of the signing material that cannot be combined into a usable private key by any party. Each share contains only a mathematically incomplete fragment of the signing material and lacks sufficient entropy or structure to be combined by us, the provider, or any other party; into a usable private key to authorize transactions.

Accordingly, as of September 30, 2026 and December 31, 2025, the Company did not have any private keys that were maintained in more traditional hot or cold storage solutions given the MPC properties which underly the Fireblocks platform that the Company utilizes. This is due to the underlying properties of MPC-based technology which, unlike private-key or multi-signature models, enables transaction-signing via a threshold computation requiring participation of a predefined subset of shares without ever exposing or reconstructing a fully-formed private key.

In addition to maintaining the majority of its crypto assets in self custody through Fireblocks’ MPC framework, the Company notes that most of the digital assets it holds, both within self custody and in the aggregate for each period presented; are tokenized securities issued natively on-chain by Securitize (see table below). These tokenized securities are recorded and maintained under the same controlled issuer and transfer agent framework that governs all securities issued on the Company’s platform. Unlike native cryptocurrencies, Securitize issued tokenized securities represent interests in real world assets or other securities and are subject to the same federal securities laws and standards as traditional off-chain securities. As a result, the on-chain token is a native representation of the underlying security and maintains the same economic value.

Securitize also serves as the exclusive digital transfer agent for tokenized securities issued on the Company’s platform. In this role, Securitize has established operational procedures and controls designed to ensure completeness and accuracy of off-chain investor ownership records in the event of disruptions to normal blockchain processes.

As digital transfer agent for each tokenized fund, the Company has implemented backstops and manual workflows to maintain platform functionality and accurate recordkeeping if automated systems or API integrations fail. If a smart contract malfunction or other disruption prevents a holder from transferring tokenized securities to the designated redemption wallet; for example, due to loss of access to a wallet, private key, or partial key share, the Company may facilitate redemption through alternative procedures. These procedures may include (i) burning and reissuing the tokenized security to a new verified whitelisted wallet for the holder, followed by transfer to the redemption wallet, or (ii) manually burning the tokenized security upon appropriate verification and supporting documentation of the holder. These processes are generally completed on the same business day, subject to required verification and processing constraints.

The Company believes that these characteristics of tokenized securities provide an additional layer of protection relative to native crypto assets. Even if an on-chain wallet were hacked or otherwise compromised, ownership records maintained through the transfer agent framework remain authoritative, and the primary risk would generally be limited to delays in settlement timing due to reliance on manual processes rather than automated blockchain execution. Accordingly, the Company has assessed the custodian risk for native crypto assets relative to the Securitize-issued tokenized securities held in self-custody on Fireblocks separately given the risk of total loss is higher for any native crypto assets without real-world asset backing.

The relationship with Fireblocks is governed by a Master SaaS Agreement and related order forms, pursuant to which Fireblocks provides a non-exclusive, non-transferable license to its platform. The agreement expressly provides that Fireblocks is not a custodian or agent and that the Company retains exclusive ownership and control over all cryptographic share(s), wallets, and digital assets at all times. The Fireblocks Master SaaS Agreement generally provides for a one-year term, with automatic renewals for additional one-year periods upon execution of a new order form reflecting any updated terms, limits, or fees. Either party may terminate the agreement with at least 30 days’ written notice before the end of any annual term.

OKX’s Terms of Service remain in effect for so long as a user maintains an account on the platform and may be terminated at the user’s request or at OKX’s discretion. OKX retains broad rights to suspend or terminate accounts or services at any time, with or without notice, and upon termination may return remaining assets subject to fees, legal requirements, and compliance obligations.

Coinbase’s User Agreement remains in effect for so long as a user maintains an account on the platform and may be terminated by the user at any time or by Coinbase in its sole discretion. Coinbase retains broad rights to suspend, restrict, or terminate accounts or services at any time (including without notice), and upon termination users are generally permitted a limited period to withdraw remaining assets, subject to applicable fees, legal requirements, and compliance obligations.

Anchorage Digital Bank is a national trust bank chartered and supervised by the OCC. The Company’s digital assets are held in a custodial, fiduciary capacity in segregated wallets in the Company’s name and are not assets of Anchorage or available to satisfy claims of its creditors. The Master Services Agreement renews automatically for successive terms unless either party gives thirty days’ notice of non-renewal, and may be terminated for uncured material breach or immediately in certain circumstances, including regulatory, risk, or reputational concerns or insolvency. Upon termination, the Company must transfer its assets out within thirty days (or as otherwise agreed), subject to payment of accrued fees. In the event of Anchorage’s insolvency, the OCC would appoint a receiver, whose role with respect to custody accounts is to return client assets in kind or transfer them to a successor custodian.

For the nine months ended September 30, 2026, and the fiscal year ended December 31, 2025, the Company utilized third-party crypto asset trading platforms OKX and Coinbase to conduct various transactions, leveraging the following centralized exchanges to safeguard the Company's digital assets. In August 2026, the Company opened an account with Anchorage Digital Bank to further secure its digital asset holdings:

Exchange	Location
OKX	Seychelles
Coinbase	United States
Anchorage Digital Bank	United States

As of September 30, 2026, the breakdown of digital assets deposited with each of the third-party centralized crypto asset trading platforms, native cryptocurrencies and other digital assets held in self-custody, and Securitize tokenized securities that are held in self-custody and also maintained under the Company’s transfer agent framework. The change in composition from December 31, 2025 to September 30, 2026 was primarily due to an increase in crypto assets held in Fireblocks self-custody. The percentage of total crypto assets owned by the Company is as follows:

Exchange	Location	% of digital assets by market value
Crypto Assets under Self-Custody (Fireblocks)		85.3%
Securitize Tokenized Securities (Fireblocks & Transfer Agency Backstop)		14.1%
Third Party Exchanges	Various	0.6%
		100.0%

As of December 31, 2025, the breakdown of digital assets deposited with each of the third-party centralized crypto asset trading platforms, native cryptocurrencies and other digital assets held in self-custody, and Securitize tokenized securities that are held in self-custody and also maintained under the Company’s transfer agent framework, as a percentage of total crypto assets owned by the Company is as follows:

Exchange	Location	% of digital assets by market value
OKX	Seychelles	9.3%
Coinbase	United States	0.6%
Crypto Assets under Self-Custody (Fireblocks)		2.0%
Securitize Tokenized Securities (Fireblocks & Transfer Agency Backstop)		88.1%
		100.0%

Accordingly, as of September 30, 2026 and December 31, 2025, no centralized digital asset trading platform held more than 10% of the Company’s digital assets.

Interest Rate Risk

Our results of operations are exposed to changes in interest rates, among other macroeconomic conditions. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company” within the meaning of the JOBS Act. As an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including the requirement that our internal control over financial reporting be audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, certain requirements related to the disclosure of executive compensation in this filing and in our periodic reports and proxy statements, and the requirement that we hold a nonbinding advisory vote on executive compensation and any golden parachute payments. We have also taken advantage of the ability to provide reduced disclosure of financial information in this Form 10-Q, consistent with the disclosures of financial information in the S-1, such as being permitted to include only two years of audited financial information and two years of selected financial information in addition to any required annual financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, because we have taken advantage of certain reduced reporting requirements, the information contained herein may be different from the information you receive from other public companies.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of PubCo common shares pursuant to an effective registration statement or (b) in which it has total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), and (2) the date on which (x) it is deemed to be a large accelerated filer, which means the market value of PubCo common shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, or (y) the date on which it has issued more than $1 billion in nonconvertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company so long as either (i) the market value of our common stock held by non-affiliates is less than $250 million as of the last business day of our most recently completed second fiscal quarter, or (ii) our annual revenues were less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies more difficult.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In designing and evaluating Securitize’s disclosure controls and procedures, Securitize’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Securitize’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of Securitize’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, Securitize’s principal executive officer and principal financial officer concluded that Securitize’s disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses described below.

Securitize’s management identified several material weaknesses in internal control over financial reporting, which management is working to remediate. Because the Company’s disclosure controls and procedures and internal control over financial reporting will, for periods following the Closing Date, encompass the operations of Old Securitize, these material weaknesses are expected to be relevant to the Company’s assessments in future periods. For more information, see the section of the Form S-1 entitled “Risk Factors — If we fail to implement and maintain effective internal control over financial reporting, as well as required disclosure controls and procedures, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.” Management’s report on internal control over financial reporting is not required until the Company’s second annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except with respect to the above, there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The results of litigation and claims cannot be predicted with certainty. Refer to "Risk Factors — Risks Related to Government Regulation and Litigation — We may be subject to material litigation, which could be expensive and time consuming, and, if resolved adversely, could expose us to significant liability and reputational harm" in the Company’s Registration Statement on Form S-1 (File No. 333-297848) filed on July 31, 2026. See also Note 17 — Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Form 10-Q for a description of certain legal proceedings to which we are a party.
ITEM 1A. RISK FACTORS
There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed under the section "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-297848) filed on July 31, 2026. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, may also materially and adversely affect the Company's business, financial condition, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three and nine months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit Description
3.1***	Amended and Restated Certificate of Incorporation of Securitize Corp. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2026).
3.2***	Amended and Restated Bylaws of Securitize Corp. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed July 8, 2026).
4.1***
Warrant Assumption and Amendment Agreement, dated as of July 1, 2026, by and among Securitize I, Inc., Securitize Corp. and J Digital 6 LLC (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-297848) filed July 31, 2026).

4.2*	Letter Agreement, dated September 21, 2026, by and between Securitize Corp. and J Digital 6 LLC, amending the Warrant originally issued on March 6, 2025 (as assumed and amended on July 1, 2026).
10.1***
Amended and Restated Registration Rights Agreement, dated as of July 1, 2026, by and among Securitize Holdings, Inc. and the parties thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-297848) filed July 31, 2026).

10.2***	Securitize Corp. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-293022) filed May 20, 2026).
10.3***	Securitize Corp. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-293022) filed May 20, 2026).
10.4***	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-293022) filed April 13, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
*** Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITIZE CORP.

Date: November 13, 2026	By:	/s/ Carlos Domingo
Carlos Domingo
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Francisco Flores
Francisco Flores
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)